Form 10-Q
period 2015-03-31
Neff Corp
filed 2015-05-07
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-36752
Neff Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1773826 (I.R.S. Employer Identification No.)

3750 N.W. 87th Avenue, Suite 400
Miami, FL 33178
(Address of registrant's principal executive offices) (zip code)

(305) 513-3350
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes ☒ No ☐

As of May 1, 2015, the number of shares of Class A Common Stock outstanding was 10,476,190 and the number of shares of Class B Common Stock outstanding was 14,951,625.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements regarding industry outlook, our expectations regarding the performance of our business, liquidity, our expected tax rate and benefits and estimated payments under the Tax Receivable Agreement, expected capital expenditures, anticipated future indebtedness or financings and the other non-historical statements. We use words such as "could," "may," "might," "will," "expect," "likely," "believe," "continue," "anticipate," "estimate," "intend," "plan," "project" and other similar expressions to identify some but not all forward-looking statements. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the important factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “2014 10-K”).

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these important factors include, but are not limited to, those described under the captions "Risk Factors" in our 2014 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this quarterly report on Form 10-Q to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New important factors that could cause our business not to develop as we expect emerge from time to time, and it is not possible for us to predict all of them.

PART I

Item 1.     FINANCIAL STATEMENTS

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$222	$207
Accounts receivable, net of allowance for doubtful accounts of $2,346 in 2015 and $2,125 in 2014	52,711	66,375
Inventories	2,939	2,005
Rental equipment, net	453,587	420,245
Property and equipment, net	31,370	30,210
Prepaid expenses and other assets	18,549	16,959
Goodwill	58,765	58,765
Intangible assets, net	16,279	16,600
Total assets	$634,422	$611,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$36,463	$27,389
Accrued expenses and other liabilities	32,228	31,203
Revolving credit facility	254,000	245,200
Second lien loan, net of original issue discount	476,772	476,713
Payable pursuant to tax receivable agreement	32,078	31,557
Deferred tax liability, net	5,585	5,405
Total liabilities	837,126	817,467

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 10,476,190 shares issued and outstanding as of March 31, 2015 and December 31, 2014	105	105
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of March 31, 2015 and December 31, 2014	150	150
Additional paid-in capital	(112,468)	(112,185)
Retained earnings	2,528	1,599
Total stockholders' deficit	(109,685)	(110,331)
Non-controlling interest	(93,019)	(95,770)
Total stockholders' deficit and non-controlling interest	(202,704)	(206,101)
Total liabilities and stockholders' deficit and non-controlling interest	$634,422	$611,366
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues
Rental revenues	$74,141	$69,129
Equipment sales	6,787	5,327
Parts and service	3,158	3,277
Total revenues	84,086	77,733
Cost of revenues
Cost of equipment sold	4,332	3,138
Depreciation of rental equipment	19,514	18,187
Cost of rental revenues	17,859	18,316
Cost of parts and service	1,763	2,043
Total cost of revenues	43,468	41,684
Gross profit	40,618	36,049
Other operating expenses
Selling, general and administrative expenses	22,290	20,096
Other depreciation and amortization	2,461	2,246
Total other operating expenses	24,751	22,342
Income from operations	15,867	13,707
Other expenses
Interest expense	10,514	6,803
Adjustment to tax receivable agreement	521	—
Unrealized loss on interest rate swap	888	—
Amortization of debt issue costs	371	1,327
Total other expenses	12,294	8,130
Income before income taxes	3,573	5,577
Provision for income taxes	(245)	(119)
Net income	3,328	5,458
Less: net income attributable to non-controlling interest	2,399	5,458
Net income attributable to Neff Corporation	$929	$—

Net income attributable to Neff Corporation per share of Class A common stock:
Basic	$0.09
Diluted	$0.08
Weighted average shares of Class A common stock outstanding:
Basic	10,476
Diluted	12,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AND NON-CONTROLLING INTEREST

FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Non-controlling	Total stockholders' deficit
	Shares	Amount	Shares	Amount	Capital	Earnings	interest	and non-controlling interest
BALANCE—December 31, 2014	10,476	$105	14,952	$150	$(112,185)	$1,599	$(95,770)	$(206,101)
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	—	(283)	—	—	(283)
Equity-based compensation	—	—	—	—	—	—	352	352
Net income	—	—	—	—	—	929	2,399	3,328
BALANCE—March 31, 2015	10,476	$105	14,952	$150	$(112,468)	$2,528	$(93,019)	$(202,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash Flows from Operating Activities
Net income	$3,328	$5,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,654	20,057
Amortization of debt issue costs	371	1,327
Amortization of intangible assets	321	376
Amortization of original issue discount on second lien loan	59	—
Gain on sale of equipment	(2,455)	(2,189)
Provision for bad debt	664	709
Equity-based compensation	352	264
Deferred income taxes	180	—
Adjustment to tax receivable agreement	521	—
Unrealized loss on interest rate swap	888	—
Changes in operating assets and liabilities:
Accounts receivable	13,000	4,970
Inventories, prepaid expenses and other assets	(2,895)	(2,938)
Accounts payable	1,394	1,809
Accrued expenses and other liabilities	(3,438)	4,514
Net cash provided by operating activities	33,944	34,357
Cash Flows from Investing Activities
Purchases of rental equipment	(45,888)	(30,956)
Proceeds from sale of equipment	6,787	5,327
Purchases of property and equipment	(3,345)	(7,733)
Net cash used in investing activities	(42,446)	(33,362)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(35,611)	(32,400)
Borrowings under revolving credit facility	44,411	31,300
Debt issue costs	—	78
Payment of costs directly associated with the issuance of Class A common stock	(283)	—
Net cash provided by (used in) financing activities	8,517	(1,022)
Net increase (decrease) in cash and cash equivalents	15	(27)
Cash and cash equivalents, beginning of year	207	190
Cash and cash equivalents, end of year	$222	$163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS AND ORGANIZATION

Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an initial public offering (the "IPO") of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase common membership units ("Common Units") in Neff Holdings LLC, ("Neff Holdings") which was wholly owned by Wayzata Investment Partners ("Wayzata") prior to the IPO. After completion of the IPO and the subsequent purchase of its ownership interest in Neff Holdings, Neff Corporation owns 41.2% of the Common Units in Neff Holdings. We refer to these transactions as the “Organizational Transactions.” Neff Corporation's only business is to act as the sole managing member of Neff Holdings. As a result, Neff Corporation consolidates Neff Holdings including all periods presented. Neff Corporation and its consolidated subsidiaries, including Neff Holdings, are referred to as "the Company."

The Company owns and operates equipment rental locations in the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.
All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2—BASIS OF PRESENTATION
Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s balance sheet as of March 31, 2015 and December 31, 2014, the results of its operations and cash flows for the three months ended March 31, 2015 and 2014, and changes in its stockholders’ deficit for the three months ended March 31, 2015. Interim results may not be indicative of full year performance. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Unaudited Condensed Consolidated Financial Statements

•	Balance Sheets - The assets, liabilities and equity of Neff Corporation and Neff Holdings have been consolidated and carried forward at historical values;

•
Statements of Operations - The consolidated statements of operations include the historical consolidated statements of operations of Neff Holdings consolidated with the statement of operations of Neff Corporation;

•
Statement of Stockholders' Deficit - Following the IPO, Wayzata retained a portion of its economic interest in Neff Holdings directly through the ownership of Neff Holdings common units and these interests are included within the non-controlling interest subsequent to the IPO; and

•	Statements of Cash Flows - The statements of cash flows include the historical consolidated statements of cash flows of Neff Holdings consolidated with the statement of cash flows of Neff Corporation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BASIS OF PRESENTATION (Continued)
critical accounting estimates to be those that require more significant judgments in the preparation of the unaudited condensed consolidated financial statements including those related to depreciation, bad debts, income taxes, self-insurance reserves, goodwill and intangible assets, derivative financial instruments, contingencies and amounts payable pursuant to the tax receivable agreement ("Tax Receivable Agreement") (Note 3). Management relies on historical experience and other assumptions, believed to be reasonable under the circumstances, in making its judgments and estimates. Actual results could differ from those judgments and estimates.

Goodwill and Intangible Assets

Goodwill and trademarks and tradenames are reviewed at least annually (October 1 annual test date) for impairment. Acquired intangible assets with finite useful lives (customer list) are amortized over their useful lives (see Note 5). The Company expenses costs to renew or extend the term of a recognized intangible asset.
Segment Reporting
The Company's operations consist of the rental and sale of equipment, and parts and services in five regions in the United States: Florida, Atlantic, Central, Southeastern and Western. The five regions are the Company's operating segments and are aggregated into one reportable segment. The Company operates in the United States and had minimal international sales for each of the periods presented.

Comprehensive Income (Loss)

The Company had no items of other comprehensive income (loss) in any of the periods presented.
Recently Issued Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the three months ended March 31, 2015.

In April 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 Interest-Imputation of Interest ("ASU 2015-03") which provides guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance is effective for private companies for fiscal years after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, and requires application on a retrospective basis. The Company expects to adopt this guidance when effective for private companies, and does not expect this guidance to have a material impact on its financial statements, although it will change the financial statement classification of debt issuance costs. As of March 31, 2015, $10.1 million of debt issuance costs were included in total assets in the Company's unaudited condensed consolidated balance sheet.

NOTE 3—NON-CONTROLLING INTEREST

Following the IPO, Neff Corporation became Neff Holdings sole managing member. As a result, Neff Corporation operates and controls all of the business and affairs of Neff Holdings while owning a 41.2% minority economic interest in Neff Holdings. Therefore, on November 26, 2014, Neff Corporation began to consolidate the financial results of Neff Holdings and its subsidiaries and to record a non-controlling interest for the remaining 58.8% economic interest in Neff Holdings held by Wayzata. On a stand alone basis, Neff Corporation's only sources of cash flow from operations are distributions from Neff Holdings. Net income attributable to the non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in Neff Holdings held by the non-controlling unitholders. As of November 26, 2014 (immediately prior to the IPO), the non-controlling interest on the unaudited condensed consolidated balance sheets represents the carryover basis of Wayzata's capital account in Neff Holdings. Prospectively, non-controlling interest on the unaudited condensed consolidated balance sheets is adjusted to reflect the distributions to and income allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of March 31, 2015 and December 31, 2014	14,951,625	10,476,190	25,427,815
	58.8%	41.2%	100.0%

The balance of the non-controlling interest as of December 31, 2014 and March 31, 2015 is as follows (in thousands):

Balance of non-controlling interest as of December 31, 2014	$(95,770)
Equity-based compensation	352
Net income attributable to non-controlling interest	2,399
Balance of non-controlling interest as of March 31, 2015	$(93,019)

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

Payments Pursuant to the Tax Receivable Agreement

As of March 31, 2015, the Company recorded a liability of $32.1 million, representing the estimated payments due to Wayzata and the individuals who held options granted by Neff Holdings (collectively, our "Prior LLC Owners") under the Tax Receivable Agreement with our Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of our pro rata share of such items. The liability as of March 31, 2015 increased by $0.5 million from December 31, 2014, due to changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to Wayzata, resulting from the disposition of fleet assets that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The change in estimate is recorded in other expenses in the unaudited condensed consolidated statements of operations. The Company expects these changes will likely occur quarterly.

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the three months ended March 31, 2015.

Payments are anticipated to be made under the Tax Receivable Agreement, when Neff Corporation realizes a benefit, with the first potential payment becoming due on the original due date of Neff Corporation's federal income tax return. The payments are to be made in accordance with the terms of the Tax Receivable Agreement. The timing of the payments is subject to certain contingencies including Neff Corporation having sufficient taxable income to utilize all of the tax benefits defined in the Tax Receivable Agreement.

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

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the Three Months Ended March 31, 2015
Numerator:
Net income attributable to Neff Corporation	$929
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,476
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,476
Add dilutive effect of the following:
Neff Holdings options (redeemable for cash or Class A common stock)	1,265
Neff Corporation stock options	290
Weighted average shares of Class A common stock outstanding, diluted	12,031
Earnings per share of Class A common stock:
Net income attributable to Neff Corporation per share of Class A common stock, basic	$0.09
Net income attributable to Neff Corporation per share of Class A common stock, diluted	$0.08

Basic and diluted earnings per share information is not applicable for reporting periods prior to the completion of the IPO on November 26, 2014. The shares of Class B common stock outstanding do not share in the earnings of Neff Corporation and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented. The Company has not excluded any options because their impact would be anti-dilutive.

NOTE 5—INTANGIBLE ASSETS
The carrying amount and accumulated amortization of intangible assets as of March 31, 2015 and December 31, 2014, consisted of the following (in thousands, except as noted):

		March 31, 2015
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(8,562)	5,425
Total intangible assets		$24,841	$(8,562)	$16,279

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS (Continued)

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
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at March 31, 2015	$8,562
Estimated amortization expense
Remainder of 2015	965
2016	1,070
2017	877
2018	719
2019	589
2020 through 2022	1,205
Total	$13,987
Amortization expense related to the customer list was $0.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.
NOTE 6—DEBT
Debt consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands, except percent data):

	March 31, 2015	December 31, 2014
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.5% to LIBOR plus up to 2.5% (2.5% at March 31, 2015)	$254,000	$245,200
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized discount of $2,228 (7.25% at March 31, 2015)	476,772	476,713
Total indebtedness	$730,772	$721,913

On October 1, 2010, Neff Rental LLC and Neff LLC (subsidiaries of Neff Holdings) entered into its senior secured revolving credit facility (the “Revolving Credit Facility”) as co-borrowers. The obligations under the Revolving Credit Facility are guaranteed by Neff Holdings. The Revolving Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. Interest on any base rate loans under the Revolving Credit Facility is due quarterly and interest on any LIBOR rate loans under the Revolving Credit Facility is due at three month intervals or, if shorter, at the end of the selected LIBOR period. Availability under the Revolving Credit Facility is subject to a borrowing base formula consisting of eligible accounts receivable and eligible rental fleet.

In May 2011, Neff Rental LLC and Neff Rental Finance Corp. (subsidiary of Neff Holdings), as co-issuers, completed a private offering of $200.0 million aggregate principal amount of 9.625% Senior Secured Notes (the “Senior Secured Notes”). Neff Rental Finance Corp. was formed in April 2011 for the sole purpose of co-issuing the Senior Secured Notes and had been capitalized with an amount of cash required to satisfy minimum statutory requirements. The terms of the Senior Secured Notes were governed by an indenture. The obligations under the Senior Secured Notes were guaranteed by Neff Holdings and Neff LLC and were secured by a second priority security interest in substantially all of the Company’s assets. Interest on the Senior Secured Notes

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

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

On November 20, 2013, the Revolving Credit Facility was amended and restated (the “2013 Amendment and Restatement”). Among other things, the 2013 Amendment and Restatement increased total maximum borrowing capacity from $225.0 million to $375.0 million, provided for a mechanism whereby the Company could request up to $25.0 million of incremental revolving loan commitments under the Revolving Credit Facility, permitted the payment of a $110.0 million cash distribution to the members of Neff Holdings (the “2013 Distribution”), extended the maturity to the earlier of November 20, 2018 and ninety days prior to the maturity date of the Senior Secured Notes and modified the excess availability requirements relating to cash dominion and the implementation of certain financial covenants and covenants relating to appraisals and field audits. Following the repayment of the Senior Secured Notes, the maturity date of the Revolving Credit Facility is November 20, 2018.

The obligations under the Second Lien Credit Agreement are guaranteed by Neff Holdings and Neff LLC and are secured by a second priority security interest in substantially all of the Company’s assets. The Second Lien Loan included a $2.9 million original issue discount that will be amortized as interest expense over the term of the Second Lien Loan. The Second Lien Loan has a maturity date of June 9, 2021.

On June 9, 2014, Neff Rental LLC entered into a second lien credit agreement (the “Second Lien Credit Agreement”) as borrower. Under the terms of the Second Lien Credit Agreement, Neff Rental LLC borrowed $575.0 million of second lien term loans (the “Second Lien Loan”).

The Company used the net proceeds from the Second Lien Loan to redeem the outstanding Senior Secured Notes, to pay a $329.9 million cash distribution to the members of Neff Holdings (the “June 2014 Distribution”), to pay incentive bonuses earned in connection with consummation of the refinancing to management and certain members of the Company’s board of managers (the “Transaction Bonus”) and to pay fees and expenses. As a result of the repayment of the Senior Secured Notes, the Company recorded a loss on extinguishment of debt of $15.9 million (including $8.7 million of unamortized debt issue costs and $7.2 million for call premiums).

On June 9, 2014, in connection with entering into the Second Lien Credit Agreement and repayment of the Senior Secured Notes, the Revolving Credit Facility was further amended (the “June 2014 Amendment”). Among other things, the June 2014 Amendment increased total maximum borrowing capacity from $375.0 million to $425.0 million, permitted the payment of the June 2014 Distribution, permitted the payment of the Transaction Bonus, permitted the repayment of the Senior Secured Notes and modified the consolidated total leverage ratio covenant. As of March 31, 2015, total availability under the Revolving Credit Facility was $167.2 million.

On October 14, 2014, the Revolving Credit Facility and Second Lien Loan were amended in anticipation of and conditional upon completion of the IPO (the "October 2014 Amendments"). The October 2014 Amendments, among other things, reflected the changes in the Company's structure as a result of the Organization Transactions and the IPO. The Company also prepaid $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO.
Accumulated amortization at March 31, 2015 for debt issue costs was $3.4 million and $0.5 million for the Revolving Credit Facility and Second Lien Loan, respectively. Accumulated amortization at December 31, 2014 for debt issue costs was $3.2 million and $0.3 million for the Revolving Credit Facility and Second Lien Loan, respectively.

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

The Revolving Credit Facility and Second Lien Credit Agreement contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $42.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Credit Agreement as of March 31, 2015.

The Company had $3.7 million and $4.5 million in outstanding letters of credit at March 31, 2015 and December 31, 2014, respectively, that were primarily associated with its insurance coverage.

NOTE 7—EQUITY—BASED COMPENSATION
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

For the three months ended March 31, 2015, the Company recognized equity-based compensation expense of $0.4 million resulting from restricted stock units and options granted on the IPO date. For the three months ended March 31, 2014, the Company recognized equity-based compensation expense of $0.3 million resulting from Neff Holdings Class B common unit options that were granted to certain employees and directors in 2010. In connection with the IPO, the Neff Holdings LLC Agreement was amended to convert previously issued and outstanding options for Class B common units into options for Common Units on a 1-for-1.625 basis, subject to rounding. Each Common Unit of Neff Holdings can be redeemed for, at Neff Corporations’ option, newly issued shares of Neff Corporations’ Class A common stock on a 1-for-1 basis or for a cash payment equal to the market price of one share of Neff Corporation’ Class A common stock.

The following table summarizes equity-based compensation activity for the three months ended March 31, 2015 (in thousands):

	Neff Corporation		Neff Holdings
	Restricted Stock Units	Options	Options
Balance as of January 1, 2015	85	270	1,265
Granted	4	19	—
Exercised	—	—	—
Forfeited	—	—	—
Balance as of March 31, 2015	89	290	1,265

Vested	—	—	1,261
Unvested	89	290	4

At March 31, 2015, there were 1.1 million additional shares available for the Company to grant under the 2014 Incentive Plan.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS
On March 24, 2015, the Company entered into an interest rate swap ("Interest Rate Swap"), effectively converting a portion of its variable rate debt into fixed rate debt. As of March 31, 2015, the Company recorded a liability on its unaudited condensed consolidated balance sheet at a fair value of $0.9 million. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations in other expenses. The Company reduces the accrued swap liability by the amount of the monthly net settlement as settlements are made. Under the

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
terms of the Interest Rate Swap, a monthly net settlement is made on approximately the 8th of each month for the difference between the fixed rate (see fixed rate schedule) and the variable rate based upon the one month LIBOR rate on the notional amount of the Interest Rate Swap. The Interest Rate Swap has a notional amount of $200.0 million through April 8, 2020.
The fixed rate follows the schedule below:

April 8, 2015 to April 7, 2016	0.4726%
April 8, 2016 to April 9, 2017	1.1570%
April 10, 2017 to April 8, 2018	1.6810%
April 9, 2018 to April 7, 2019	1.9610%
April 8, 2019 to April 8, 2020	2.1430%
The Company's transactions in derivative financial instruments are authorized and executed pursuant to its regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.
The $0.9 million unrealized loss on Interest Rate Swap for the three months ended March 31, 2015 was related to the change in fair value of the Interest Rate Swap. The Company did not record a gain or loss on Interest Rate Swap for the three months ended March 31, 2014.
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	Unrealized loss Recognized in Earnings (a)	Unrealized loss Recognized in Earnings
Interest Rate Swap	$888	$—

	March 31, 2015	December 31, 2014
	Fair Value of Derivative Liability (b)	Fair Value of Derivative Liability
Interest Rate Swap (Note 11)	$888	$—

(a)	Classified in Other expenses—Unrealized loss on interest rate swap

(b)	Classified in Liabilities—Accrued expenses and other liabilities

NOTE 9—INCOME TAXES
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

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)
The components of provision for income taxes included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Current expense
Federal	$—	$—
State and local	65	119
Total current (benefit) expense	$65	119
Deferred expense
Federal	$(115)	$—
State and local	295	—
Total deferred expense	180	—
Total	$245	$119

The following table summarizes the differences between the statutory federal income tax rate and the Company’s effective income tax rate (percent data):

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
U.S. federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State and local income taxes net of federal benefit	5.5	—
Uncertain tax positions	0.3	2.1
Permanent book/tax differences	(13.3)	—
Change in tax rate	0.5	—
Non-controlling interest	(20.6)	(35.0)
Other	(1.4)	—
Effective tax rate	6.0%	2.1%

The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

	March 31, 2015	December 31, 2014
Deferred Tax Assets
Net operating loss carryforwards	$5,545	$2,535
Bad debt expense	369	336
Accrued liabilities	457	902
Equity-based compensation	194	139
Unrealized loss on interest rate swap	140	—
Insurance/parts reserves	555	543
Straight-line rent adjustment	101	100
Uncertain tax positions	106	104
Subtotal	7,467	4,659
Less: valuation allowance	—	—
Total deferred tax assets	$7,467	$4,659
Deferred Tax Liabilities
Intangible assets	$(2,977)	$(2,841)
Deferred debt costs	(270)	(230)
Depreciation	(9,805)	(6,993)
Total deferred tax liability	$(13,052)	$(10,064)

Net Deferred Tax Liability	$(5,585)	$(5,405)

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)
Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s unaudited condensed consolidated statements of operations. Based on management’s assessment of the available positive and negative evidence, including future reversal of taxable temporary differences, we believe it is more likely than not that the deferred tax assets will be realized.
On October 1, 2010, Neff Holdings purchased substantially all of the assets of Neff Holdings Corp. and certain of its affiliates (collectively, the "Predecessor") in connection with the Predecessor's bankruptcy cases under chapter 11 of title 11 of the United States Code (the "Acquisition").
In connection with the Acquisition uncertain tax liabilities were assumed by Neff Holdings and are recorded in the Company's accrued expenses as of March 31, 2015 and December 31, 2014. As a taxable entity, the Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. At March 31, 2015 and December 31, 2014, the amount of uncertain tax positions recorded in accrued expenses was approximately $0.4 million.
The Company's practice is to recognize interest and penalties on uncertain tax positions in income tax expense. The Company recognized accrued interest and penalties of $0.3 million as of March 31, 2015 and December 31, 2014. The Company expects to reverse $0.4 million in uncertain tax positions and $0.3 million in interest and penalties during the year ending December 31, 2015.

NOTE 10—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$10,495	$2,065
Non-cash investing activities:
Purchases of rental equipment included in accounts payable and other accrued liabilities at year end	$36,232	$51,140
NOTE 11—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximates its carrying value as of March 31, 2015 and December 31, 2014, as variable interest rates approximate market rates.
The Company used the following methods to measure the fair value of certain assets and liabilities:
Interest Rate Swap.    The Interest Rate Swap is valued utilizing pricing models taking into account inputs such as interest rates and notional amounts.
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

NEFF HOLDINGS LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—FAIR VALUE DISCLOSURES (Continued)
The following table provides fair value measurement information of certain financial liabilities measured on a recurring basis as of March 31, 2015 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$—	$888	$—
The Company entered into the Interest Rate Swap on March 24, 2015.
There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2015 and 2014.

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Adjustments / Eliminations	Unaudited Condensed Consolidated
ASSETS

Cash and cash equivalents	$220	$—	$—	$2	$—	$222
Accounts receivable, net	52,711	—	—	—	—	52,711
Inventories	2,939	—	—	—	—	2,939
Rental equipment, net	453,587	—	—	—	—	453,587
Property and equipment, net	31,370	—	—	—	—	31,370
Prepaid expenses and other assets	18,549	—	—	—	—	18,549
Goodwill	58,765	—	—	—	—	58,765
Investment in subsidiary	—	29,707	29,707	150,472	(209,886)	—
Intercompany	6,490	—	—	(6,490)	—	—
Intangible assets, net	16,279	—	—	—	—	16,279
Total assets	$640,910	$29,707	$29,707	$143,984	$(209,886)	$634,422

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$36,463	$—	$—	$—	$—	$36,463
Accrued expenses and other liabilities	32,163	—	—	65	—	32,228
Revolving credit facility	254,000	—	—	—	—	254,000
Second lien loan, net	476,772	—	—	—	—	476,772
Tax receivable agreement liability	—	—	—	32,078	—	32,078
Deferred tax liability, net	—	—	—	5,585	—	5,585
Total liabilities	799,398	—	—	37,728	—	837,126

Stockholders' deficit / members' deficit
Class A Common Stock	—	—	—	105	—	105
Class B Common Stock	—	—	—	150		150
Additional paid-in capital	—	—	—	33,675	(146,143)	(112,468)
Retained earnings	—	—	—	2,528	—	2,528
Members' deficit	(188,195)	—	—	—	188,195	—
Accumulated surplus	29,707	29,707	29,707	—	(89,121)	—
Total members' deficit / stockholders' deficit	(158,488)	29,707	29,707	36,458	(47,069)	(109,685)
Non-controlling interest	—	—	—	69,798	(162,817)	(93,019)
Total stockholders' deficit / members' deficit and non-controlling interest	(158,488)	29,707	29,707	106,256	(209,886)	(202,704)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$640,910	$29,707	$29,707	$143,984	$(209,886)	$634,422

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Adjustments / Eliminations	Unaudited Condensed Consolidated
ASSETS

Cash and cash equivalents	$205	$—	$—	$2	$—	$207
Accounts receivable, net	66,375	—	—	—	—	66,375
Inventories	2,005	—	—	—	—	2,005
Rental equipment, net	420,245	—	—	—	—	420,245
Property and equipment, net	30,210	—	—	—	—	30,210
Prepaid expenses and other assets	16,959	—	—	—	—	16,959
Goodwill	58,765	—	—	—	—	58,765
Investment in subsidiary	—	25,627	25,627	148,791	(200,045)	—
Intercompany	6,206	—	—	(6,206)	—	—
Intangible assets, net	16,600	—	—	—	—	16,600
Total assets	$617,570	$25,627	$25,627	$142,587	$(200,045)	$611,366

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$27,389	$—	$—	$—	$—	$27,389
Accrued expenses and other liabilities	31,188	—	—	15	—	31,203
Revolving credit facility	245,200	—	—	—	—	245,200
Second lien loan, net	476,713	—	—	—	—	476,713
Tax receivable agreement liability	—	—	—	31,557	—	31,557
Deferred tax liability, net	—	—	—	5,405	—	5,405
Total liabilities	780,490	—	—	36,977	—	817,467

Stockholders' deficit / members' deficit
Class A Common Stock	—	—	—	105	—	105
Class B Common Stock	—	—	—	150		150
Additional paid-in capital	—	—	—	33,958	(146,143)	(112,185)
Retained earnings	—	—	—	1,599	—	1,599
Members' deficit	(188,547)	—	—	—	188,547	—
Accumulated surplus	25,627	25,627	25,627	—	(76,881)	—
Total members' deficit / stockholders' deficit	(162,920)	25,627	25,627	35,812	(34,477)	(110,331)
Non-controlling interest	—	—	—	69,798	(165,568)	(95,770)
Total stockholders' deficit / members' deficit and non-controlling interest	(162,920)	25,627	25,627	105,610	(200,045)	(206,101)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$617,570	$25,627	$25,627	$142,587	$(200,045)	$611,366

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Adjustments / Eliminations	Unaudited Condensed Consolidated
Revenues
Rental revenues	$74,141	$—	$—	$—	$—	$74,141
Equipment sales	6,787	—	—	—	—	6,787
Parts and service	3,158	—	—	—	—	3,158
Total revenues	84,086	—	—	—	—	84,086
Cost of revenues
Cost of equipment sold	4,332	—	—	—	—	4,332
Depreciation of rental equipment	19,514	—	—	—	—	19,514
Cost of rental revenues	17,859	—	—	—	—	17,859
Cost of parts and service	1,763	—	—	—	—	1,763
Total cost of revenues	43,468	—	—	—	—	43,468
Gross profit	40,618	—	—	—	—	40,618
Other operating expenses
Selling, general and administrative expenses	22,290	—	—	—	—	22,290
Other depreciation and amortization	2,461	—	—	—	—	2,461
Total other operating expenses	24,751	—	—	—	—	24,751
Income from operations	15,867	—	—	—	—	15,867
Other expenses
Interest expense	10,514	—	—	—	—	10,514
Adjustment to tax receivable agreement	—	—	—	521	—	521
Unrealized loss on interest rate swap	888	—	—	—	—	888
Amortization of debt issue costs	371	—	—	—	—	371
Total other expenses	11,773	—	—	521	—	12,294
Income before income taxes	4,094	—	—	(521)	—	3,573
Equity earnings in subsidiaries	—	4,080	4,080	1,681	(9,841)	—
Provision for income taxes	(14)	—	—	(231)	—	(245)
Net income	4,080	4,080	4,080	929	(9,841)	3,328
Less: net income attributable to non-controlling interest	4,080	4,080	2,399	—	(8,160)	2,399
Net income attributable to Neff Corporation	$—	$—	$1,681	$929	$(1,681)	$929

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Adjustments / Eliminations	Unaudited Condensed Consolidated
Cash Flows from Operating Activities
Net income	$4,080	$4,080	$4,080	$929	$(9,841)	$3,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,654	—	—	—	—	21,654
Amortization of debt issue costs	371	—	—	—	—	371
Amortization of intangible assets	321	—	—	—	—	321
Amortization of original issue discount on second lien loan	59	—	—	—	—	59
Gain on sale of equipment	(2,455)	—	—	—	—	(2,455)
Provision for bad debt	664	—	—	—	—	664
Equity-based compensation	352	—	—	—	—	352
Deferred income taxes	—	—	—	180	—	180
Adjustment to tax receivable agreement	—	—	—	521	—	521
Unrealized loss on interest rate swap	888	—	—	—	—	888
Equity earnings in subsidiaries	—	(4,080)	(4,080)	(1,681)	9,841	—
Changes in operating assets and liabilities:
Accounts receivable	13,000	—	—	—	—	13,000
Inventories, prepaid expenses and other assets	(2,895)	—	—	—	—	(2,895)
Accounts payable	1,394	—	—	—	—	1,394
Accrued expenses and other liabilities	(3,488)	—	—	50	—	(3,438)
Net cash provided by (used in) operating activities	33,945	—	—	(1)	—	33,944
Cash Flows from Investing Activities
Purchases of rental equipment	(45,888)	—	—	—	—	(45,888)
Proceeds from sale of equipment	6,787	—	—	—	—	6,787
Purchases of property and equipment	(3,345)	—	—	—	—	(3,345)
Net cash used in investing activities	(42,446)	—	—	—	—	(42,446)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(35,611)	—	—	—	—	(35,611)
Borrowings under revolving credit facility	44,411	—	—	—	—	44,411
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	(283)	—	(283)
Intercompany	(284)	—	—	284	—	—
Net cash provided by (used in) financing activities	8,516	—	—	1	—	8,517
Net increase in cash and cash equivalents	15	—	—	—	—	15
Cash and cash equivalents, beginning of year	205	—	—	2	—	207
Cash and cash equivalents, end of year	$220	$—	$—	$2	$—	$222

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The historical financial data discussed below reflects the historical results of operations and financial condition of Neff Holdings and its consolidated subsidiaries prior to the IPO and Neff Corporation and its consolidated subsidiaries, including Neff Holdings, subsequent to the IPO. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our expected tax rate and benefits and estimated payments under the Tax Receivable Agreement, liquidity, expected capital expenditures, anticipated future indebtedness or financings and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Seasonality and Other External Factors That Affect Our Business
Our operating results are subject to annual and seasonal fluctuations resulting from a variety of factors, including:

•	the seasonality of rental activity by our customers, with lower activity levels during the winter;

•	the cyclicality of the construction industry;

•	the number of our significant competitors and the competitive supply of rental equipment; and

•	general economic conditions; and

•	the price of oil and other commodities and other general economic trends impacting the industries in which our customers and end users operate.
In addition, our operating results may be affected by severe weather events (such as hurricanes and flooding) in the regions we serve. Severe weather events can result in short-term reductions in construction activity levels, but after these periods of reduced construction activity, repair and reconstruction efforts have historically resulted in periods of increased demand for rental equipment.
Financial Highlights
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, a focus on operating leverage and margin expansion. In particular we have focused on maximizing returns from improving construction activity in the markets we operate in by increasing rental rates and by increasing the amount of rental equipment on our existing network of 64 branch locations. As a result, our Adjusted EBITDA increased 12.2% to $39.0 million for the three months ended March 31, 2015 as compared to the prior year.

EBITDA is defined as net income plus interest expense, provision for income taxes, depreciation of rental equipment, other depreciation and amortization and amortization of debt issue costs. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to non-cash items and other items that we do not consider to be indicative of our ongoing operations. Adjusted EBITDA is not a measure of performance in accordance with US GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with US GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management's discretionary use, as it excludes certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this quarterly report on Form 10-Q is appropriate because securities analysts, investors and other interested parties use these non-US GAAP financial measures as important measures of assessing our operating performance across periods on a consistent basis. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	it does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect the significant interest expense, or the cash requirements necessary, to service interest or principal payments on our significant amount of indebtedness; and

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
The following table reconciles Adjusted EBITDA to our net income for the periods indicated:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(in thousands of dollars)
Net income	$3,328	$5,458
Interest expense	10,514	6,803
Provision for income taxes	245	119
Depreciation of rental equipment	19,514	18,187
Other depreciation and amortization	2,461	2,246
Amortization of debt issue costs	371	1,327
EBITDA	36,433	34,140
Rental split expense(a)	804	350
Equity-based compensation(b)	352	263
Adjustment to tax receivable agreement(c)	521	—
Unrealized loss on interest rate swap(d)	888	—
Adjusted EBITDA	$38,998	$34,753

(a)
Represents cash payments made to suppliers of equipment in connection with rental splits, which payments are credited against the purchase price of the applicable equipment if Neff Holdings elects to purchase that equipment. See "—Results of Operations" for a discussion of rental splits.

(b)	Represents non-cash equity-based compensation expense recorded in the periods presented in accordance with US GAAP.

(c)	Represents adjustment to tax receivable agreement related to changes in estimates used in the calculation of the tax receivable agreement.

(d)	Represents unrealized loss on interest rate swap related to adjustments to fair value.

For more information regarding our calculation and inclusion of Adjusted EBITDA, see "Key Performance Measures."

Company Structure
The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the results of Neff Holdings and its consolidated subsidiaries.
Neff Corporation, is the sole managing member of Neff Holdings and owns newly-issued common units of Neff Holdings representing a 41.2% equity interest in Neff Holdings, as of March 31, 2015. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.

Wayzata retains common units in Neff Holdings representing a collective 58.8% economic interest and a non-controlling interest in Neff Holdings, and we reflect Wayzata's collective economic interest as a non-controlling interest in our unaudited condensed consolidated financial statements. As a result, net income attributable to us, after excluding the non-controlling interest of Wayzata, represents 41.2% of Neff Holdings' net income and our only material asset is our corresponding 41.2% economic interest and controlling interest in Neff Holdings. Neff Holdings is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.

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

•
Potential Tax Benefit Due to Special Allocations in connection with the IPO and Future Step-up In Basis—As a result of the Organizational Transactions and pursuant to U.S. Treasury regulations governing the purchase of an equity interest in a partnership (including a limited liability company such as Neff Holdings that is taxed as a partnership) at a time when the assets of the partnership have a fair market value in excess of tax basis, our purchase of Neff Holdings' common units directly from Neff Holdings with a portion of the proceeds from the IPO result in certain special allocations of Neff Holdings' items of loss or deduction to us over time that are in excess of our pro rata share of such items of loss or deduction pursuant to Section 704(c) of the Internal Revenue Code. The principles of Section 704(c) may also serve to allocate items of income or gain to Wayzata as a result of subsequent dispositions of assets to take into account the difference between the fair market value and basis difference at the time of the Organizational Transactions. We may obtain an increase in our share of the tax basis of the assets of Neff Holdings in the future, when a Prior LLC Owner receives shares of our Class A common stock or cash at our election in connection with an exercise of such Prior LLC Owner's right to have common units in Neff Holdings held by such Prior LLC Owner redeemed by Neff Holdings or, at the election of Neff Corporation, exchanged (which we intend to treat as our direct purchase of common units from such Prior LLC Owner for U.S. federal income and other applicable tax purposes, regardless of whether such common units are surrendered by a Prior LLC Owner to Neff Holdings for redemption or sold to us upon the exercise of our election to acquire such common units directly). The special allocations and step-up in tax basis described above may result in a reduction in the amount of taxes that we are required to pay relative to the amount of taxes payable by other members of Neff Holdings who are similarly situated but who do not receive a similar step-up in basis or special allocations.

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

•
Cost of Rental Revenues:  relates primarily to the delivery and retrieval of rental equipment (including fuel), maintenance and repairs to our rental equipment fleet (including parts), and labor costs and related payroll expenses (such as insurance, benefits and overtime) for drivers and mechanics. This line item also includes the portion of rental revenues paid over to Original Equipment Manufacturers ("OEMs") under rental splits described below that we may have in place from time to time.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table illustrates our operating activity for the three months ended March 31, 2015 and the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$74,141	$69,129	7.3
Equipment sales	6,787	5,327	27.4
Parts and service	3,158	3,277	(3.6)
Total revenues	84,086	77,733	8.2
Cost of revenues
Cost of equipment sold	4,332	3,138	38.0
Depreciation of rental equipment	19,514	18,187	7.3
Cost of rental revenues	17,859	18,316	(2.5)
Cost of parts and service	1,763	2,043	(13.7)
Total cost of revenues	43,468	41,684	4.3
Gross profit	40,618	36,049	12.7
Other operating expenses
Selling, general and administrative expenses	22,290	20,096	10.9
Other depreciation and amortization	2,461	2,246	9.6
Total other operating expenses	24,751	22,342	10.8
Income from operations	15,867	13,707	15.8
Other expenses
Interest expense	10,514	6,803	54.5
Adjustment to tax receivable agreement	521	—	nm
Unrealized loss on interest rate swap	888	—	nm
Amortization of debt issue costs	371	1,327	(72.0)
Total other expenses	12,294	8,130	51.2
Income before income taxes	3,573	5,577	(35.9)
Provision for income taxes	(245)	(119)	nm
Net income	$3,328	$5,458	(39.0)
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the three months ended March 31, 2015 increased 8.2% to $84.1 million from $77.7 million for the three months ended March 31, 2014. The components of our revenues are rental revenues, equipment sales, and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the three months ended March 31, 2015 increased 7.3% to $74.1 million from $69.1 million for the three months ended March 31, 2014. Approximately half of the increase in rental revenues was due to an increase in rental rates. We estimate that our rental rates increased 3.8%, driven by stronger economic conditions, as compared to the three months ended March 31, 2014. The remaining portion of the increase was attributable to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet, partially offset by a decrease in the time utilization of the larger fleet. For the three months ended March 31, 2015, the average OEC of our rental fleet increased by 14.6% to $722.2 million from $630.3 million at March 31, 2014, as a result of increased capital expenditures. Time utilization for the three months ended March 31, 2015 decreased to 63.7% from 68.3% for the three months ended March 31, 2014 primarily due to extreme winter conditions in several of our regions combined with decreased rental activity among our customers operating in the oil and gas markets.

Equipment Sales.     Equipment sales for the three months ended March 31, 2015 increased 27.4% to $6.8 million from $5.3 million for the three months ended March 31, 2014. The increase in equipment sales revenues was primarily due to increased volume of sales of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the three months ended March 31, 2015 decreased 3.6% to $3.2 million from $3.3 million for the three months ended March 31, 2014. The decrease in these revenues for the three months ended March 31, 2015 was primarily due to decreased parts, repair and fuel costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment increased to $4.3 million for the three months ended March 31, 2015 from $3.1 million for the three months ended March 31, 2014. The increase in costs associated with the sale of rental equipment was due primarily to the increase in equipment sales for the three months ended March 31, 2015.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 7.3% to $19.5 million for the three months ended March 31, 2015 from $18.2 million for the three months ended March 31, 2014. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 26.3% for each of the three months ended March 31, 2015 and 2014.
Cost of Rental Revenues.    Costs associated with our rental revenues decreased 2.5% to $17.9 million for the three months ended March 31, 2015 from $18.3 million for the three months ended March 31, 2014. The decrease in cost of rental revenues was primarily a result of decreases in fuel and insurance expenses, partially offset by increased rental split and payroll and payroll related expenses. As a percentage of rental revenues, cost of rental revenues decreased to 24.1% for the three months ended March 31, 2015 from 26.5% for the three months ended March 31, 2014. This decrease was primarily attributable to the increase in comparative rental revenues, since cost of rental revenues includes fixed costs that generally do not increase at the same rate as the increase in rental revenue.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues decreased 13.7% to $1.8 million for the three months ended March 31, 2015 from $2.0 million for the three months ended March 31, 2014 primarily due to decreased fuel and repair costs.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2015 increased $2.2 million, or 10.9%, to $22.3 million from $20.1 million for the three months ended March 31, 2014. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $0.7 million primarily as a result of higher salaries, payroll taxes and increased commissions and incentive pay that resulted from higher rental revenues and improved results. Public company expenses in the form of professional fees, investor relations and insurance expenses also increased by $1.0 million. As a percentage of total revenues, selling, general and administrative expenses were 26.5% for the three months ended March 31, 2015, an increase of 2.3% from 25.9% for the three months ended March 31, 2014, primarily as a result of the increase in public company expenses.
Other Depreciation and Amortization.    Other depreciation and amortization expense increased to $2.5 million for the three months ended March 31, 2015 from $2.2 million for the three months ended March 31, 2014. The increase was primarily due to an increase in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the three months ended March 31, 2015 increased 54.5% to $10.5 million from $6.8 million for the three months ended March 31, 2014. The increase in interest expense was primarily due to the increase in outstanding debt as a result of the June 9, 2014 refinancing (the "Refinancing").
Adjustment to Tax Receivable Agreement. Adjustment to tax receivable agreement for the three months ended March 31, 2015 was $0.5 million. The adjustment was due to changes in estimated future payments. There was no adjustment to tax receivable agreement for the three months ended March 31, 2014.
Unrealized loss on Interest Rate Swap. Unrealized loss on interest rate swap for the three months ended March 31, 2015 was $0.9 million. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. There was no unrealized loss on interest rate swap for the three months ended March 31, 2014.
Amortization of Debt Issue Costs.    Amortization of debt issue costs for the three months ended March 31, 2015 decreased to $0.4 million from $1.3 million for the three months ended March 31, 2014. The decrease in amortization of debt issue costs was primarily due to debt issue costs related to the Second Lien Loan being amortized over a longer term than the debt issue costs related to the Senior Secured Notes.
Liquidity and Capital Resources
Overview
Our principal needs for liquidity historically have been the purchase of rental fleet equipment, other capital expenditures, including funding startup costs for new branch locations, and debt service. These will be our principal liquidity needs going forward, in addition to payments under the Tax Receivable Agreement.
Our largest use of liquidity has been and will continue to be the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the three months ended March 31, 2015 and 2014, our net capital expenditures totaled approximately $39.1 million and $25.6 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility, and we expect that to continue in the future.
We also use our liquidity to finance other non-rental equipment capital expenditures, typically consisting of property, plant and equipment and funding startup costs for new branch locations. The liquidity required to open a new branch location typically ranges from $5.0 million to $10.0 million, the majority of which consists of acquisitions of rental fleet equipment for the new branch location. For the three months ended March 31, 2015 and 2014, our net other capital expenditures totaled approximately $3.3 million and $7.7 million, respectively. We expect net other rental capital expenditures for the full years 2015 and 2016 to be in a similar range. We have historically financed these net other capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility, and we expect that to continue in the future.
We will use liquidity going forward to make payments under the Tax Receivable Agreement.  Payments for tax benefits related to the Tax Receivable Agreement for the year ended December 31, 2015 are currently estimated to be as much as $12.1 million and would be paid in 2016.  However, we expect the actual payments under the Tax Receivable Agreement could vary depending on a number of factors.

Under the terms of our Second Lien Loan as of March 31, 2015, we are not required to make principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of March 31, 2015, our principal sources of liquidity consisted of $0.2 million of cash and cash equivalents and availability of $167.2 million under our Revolving Credit Facility, subject to customary borrowing conditions. We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months.

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

Cash Flows for the Three Months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015, our operating activities provided net cash flow of $33.9 million as compared to $34.4 million for the three months ended March 31, 2014. The decrease in cash flows from operating activities was due primarily to interest expense payments.
Cash used in investing activities was $42.4 million for the three months ended March 31, 2015 as compared to $33.4 million for the three months ended March 31, 2014. Cash used for the purchase of rental equipment was $45.9 million for the year ended March 31, 2015, compared to $31.0 million for the three months ended March 31, 2014. We received $6.8 million in cash proceeds from the sale of equipment for the three months ended March 31, 2015 compared to $5.3 million for the three months ended March 31, 2014.
Net cash provided by financing activities was $8.5 million for the three months ended March 31, 2015, compared to $1.0 million used in financing activities for the three months ended March 31, 2014. The change in cash from financing activities was primarily due to increased borrowings under the Revolving Credit Facility needed for equipment purchases for the three months ended March 31, 2015.

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
The Revolving Credit Facility provides $425.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of March 31, 2015, the borrowing base under the Revolving Credit Facility was $425.0 million. The Revolving Credit Facility matures on November 20, 2018. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 250 basis points and base rate loans bear interest at the sum of (a) 150 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.50% if less than 33% of the daily average unused portion under the Revolving Credit Facility is utilized, 0.375% if less than 66% but at least 33% is utilized, and 0.25% if 66% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $42.5 million as of March 31, 2015, which require us to maintain (i) a consolidated total leverage ratio of not more than 4.50 to 1.00 from May 1, 2011 to June 9, 2014, 5.95 to 1.00 for each fiscal quarter ended during the period from June 9, 2014 through and including June 30, 2014, stepping down to 5.75 to 1.00 for each fiscal quarter ended during the period from July 1, 2014 through and including December 31, 2014, stepping down to 5.50 to 1.00 for each fiscal quarter ended during the period from January 1, 2015 through and including June 30, 2015, stepping down to 5.25 to 1.00 for each fiscal quarter ended during the period from July 1, 2015 through and including September 30, 2015, stepping down to 5.00 to 1.00 for each fiscal quarter ended during the period from October 1, 2015 through and including December 31, 2015, stepping down to 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2016 through and including June 30, 2016, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from September 30, 2016 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of March 31, 2015, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $167.2 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
We have entered into an amendment to our Revolving Credit Facility to, among other things, reflect the changes in our structure as a result of the Organizational Transactions.
Second Lien Loan
Our subsidiary, Neff Rental LLC, incurred the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given that LIBOR currently is less than 1.00%, our interest rate as of March 31, 2015 under the Second Lien Loan was 7.25% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 15, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period.
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
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2015, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
In the normal course of our business activities, we lease real estate for our headquarters and branch locations and we may from time to time lease rental equipment and non-rental equipment under operating leases. See "—Contractual and Commercial Commitments."
Contractual and Commercial Commitments
There have been no material changes from the information included in our annual report on Form 10-K for the year ended December 31, 2014.

Inflation
Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had for the three most recent fiscal years ended, and is not likely in the foreseeable future to have, a material impact on our results of operations.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, for which there were no material changes, included:

•	Valuation of Accounts Receivable;

•	Useful Lives and Salvage Value of Rental Equipment;

•	Goodwill and Intangibles with Indefinite Useful Lives;

•	Valuation of Long-Lived Assets and Intangibles with Finite Useful Lives;

•	Income Taxes;

•	Equity-Based Compensation; and

•	Reserve for Claims.

Recent Accounting Pronouncements
We meet the definition of an emerging growth company under the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies.

In April 2015, the FASB issued ASU 2015-03 which provides guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance is effective for private companies for fiscal years after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, and requires application on a retrospective basis. We expect to adopt this guidance when effective for private companies, and do not expect this guidance to have a material impact on our financial statements, although it will change the financial statement classification of debt issuance costs. As of March 31, 2015, $10.1 million of debt issuance costs were included in total assets in our unaudited condensed consolidated balance sheet.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility and Second Lien Loan. All outstanding indebtedness under the Revolving Credit Facility and Second Lien Loan bears interest at a variable rate. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility and Second Lien Loan would result in a change of $0.6 million and $1.2 million, respectively, to our interest expense on an annual basis.

The variable nature of our obligations under the Revolving Credit Facility and Second Lien Loan creates interest rate risk. In order to mitigate this risk, in March 2015, we entered into the Interest Rate Swap in the notional amount of $200.0 million to hedge the variable rate on the Revolving Credit Facility for the period between April 8, 2015 and April 8, 2020.

All transactions in derivative financial instruments are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.

Item 4.    CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.        LEGAL PROCEEDINGS

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

Item 1A.    RISK FACTORS

There have been no material changes in our risk factors since the filing of our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        MINE SAFETY DISCLOSURES

None.

Item 5.        OTHER INFORMATION

None.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEFF CORPORATION
Date	By:	/s/ Graham Hood
May 7, 2015		Graham Hood Chief Executive Officer and Director (Principal Executive Officer)
Date	By:	/s/ Mark Irion
May 7, 2015		Mark Irion Chief Financial Officer