Form 10-Q
period 2015-06-30
Neff Corp
filed 2015-08-04
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes ☒ No ☐

As of July 31, 2015, the number of shares of Class A Common Stock outstanding was 10,476,190 and the number of shares of Class B Common Stock outstanding was 14,951,625.

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

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these important factors include, but are not limited to, those described under the captions "Risk Factors" in our 2014 10-K. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

PART I

Item 1.     FINANCIAL STATEMENTS

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$225	$207
Accounts receivable, net of allowance for doubtful accounts of $2,087 in 2015 and $2,125 in 2014	59,490	66,375
Inventories	2,109	2,005
Rental equipment, net	479,491	420,245
Property and equipment, net	35,575	30,210
Prepaid expenses and other assets	17,276	16,959
Goodwill	58,765	58,765
Intangible assets, net	15,957	16,600
Total assets	$668,888	$611,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$21,370	$27,389
Accrued expenses and other liabilities	30,086	31,203
Revolving credit facility	293,000	245,200
Second lien loan, net of original issue discount	476,833	476,713
Payable pursuant to tax receivable agreement	28,670	31,557
Deferred tax liability, net	6,617	5,405
Total liabilities	856,576	817,467

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 10,476,190 shares issued and outstanding as of June 30, 2015 and December 31, 2014	105	105
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of June 30, 2015 and December 31, 2014	150	150
Additional paid-in capital	(111,794)	(112,185)
Retained earnings	9,947	1,599
Total stockholders' deficit	(101,592)	(110,331)
Non-controlling interest	(86,096)	(95,770)
Total stockholders' deficit and non-controlling interest	(187,688)	(206,101)
Total liabilities and stockholders' deficit and non-controlling interest	$668,888	$611,366
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Revenues
Rental revenues	$84,820	$83,497
Equipment sales	6,174	5,467
Parts and service	3,233	3,398
Total revenues	94,227	92,362
Cost of revenues
Cost of equipment sold	4,058	2,981
Depreciation of rental equipment	21,213	18,302
Cost of rental revenues	19,511	19,308
Cost of parts and service	1,807	2,051
Total cost of revenues	46,589	42,642
Gross profit	47,638	49,720
Other operating expenses
Selling, general and administrative expenses	22,468	20,276
Other depreciation and amortization	2,657	2,462
Transaction bonus	—	24,506
Total other operating expenses	25,125	47,244
Income from operations	22,513	2,476
Other (income) expenses
Interest expense	10,753	8,316
Adjustment to tax receivable agreement	(3,408)	—
Loss on extinguishment of debt	—	15,896
Gain on interest rate swap	(1,007)	—
Amortization of debt issue costs	381	1,012
Total other (income) expenses	6,719	25,224
Income (loss) before income taxes	15,794	(22,748)
Provision for income taxes	(1,100)	(119)
Net income (loss)	14,694	(22,867)
Less: net income (loss) attributable to non-controlling interest	7,275	(22,867)
Net income attributable to Neff Corporation	$7,419	$—

Net income attributable to Neff Corporation per share of Class A common stock:
Basic	$0.71
Diluted	$0.62
Weighted average shares of Class A common stock outstanding:
Basic	10,482
Diluted	12,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Revenues
Rental revenues	$158,961	$152,626
Equipment sales	12,961	10,794
Parts and service	6,391	6,675
Total revenues	178,313	170,095
Cost of revenues
Cost of equipment sold	8,390	6,119
Depreciation of rental equipment	40,727	36,489
Cost of rental revenues	37,370	37,624
Cost of parts and service	3,570	4,094
Total cost of revenues	90,057	84,326
Gross profit	88,256	85,769
Other operating expenses
Selling, general and administrative expenses	44,758	40,372
Other depreciation and amortization	5,118	4,708
Transaction bonus	—	24,506
Total other operating expenses	49,876	69,586
Income from operations	38,380	16,183
Other (income) expenses
Interest expense	21,267	15,119
Adjustment to tax receivable agreement	(2,887)	—
Loss on extinguishment of debt	—	15,896
Gain on interest rate swap	(119)	—
Amortization of debt issue costs	752	2,339
Total other (income) expenses	19,013	33,354
Income (loss) before income taxes	19,367	(17,171)
Provision for income taxes	(1,345)	(238)
Net income (loss)	18,022	(17,409)
Less: net income (loss) attributable to non-controlling interest	9,674	(17,409)
Net income attributable to Neff Corporation	$8,348	$—

Net income attributable to Neff Corporation per share of Class A common stock:
Basic	$0.80
Diluted	$0.69
Weighted average shares of Class A common stock outstanding:
Basic	10,479
Diluted	12,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AND NON-CONTROLLING INTEREST

FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Non-Controlling	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	and Non-Controlling Interest
BALANCE—December 31, 2014	10,476	$105	14,952	$150	$(112,185)	$1,599	$(95,770)	$(206,101)
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	—	(283)	—	—	(283)
Equity-based compensation	—	—	—	—	674	—	—	674
Net income	—	—	—	—	—	8,348	9,674	18,022
BALANCE—June 30, 2015	10,476	$105	14,952	$150	$(111,794)	$9,947	$(86,096)	$(187,688)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Cash Flows from Operating Activities
Net income (loss)	$18,022	$(17,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	45,202	40,444
Amortization of debt issue costs	752	2,339
Amortization of intangible assets	643	753
Amortization of original issue discount on second lien loan	120	17
Gain on sale of equipment	(4,571)	(4,675)
Provision for bad debt	825	1,371
Equity-based compensation	674	528
Deferred income taxes	1,212	—
Adjustment to tax receivable agreement	(2,887)	—
Unrealized gain on interest rate swap	(218)	—
Loss on extinguishment of debt	—	15,896
Changes in operating assets and liabilities:
Accounts receivable	6,060	(1,096)
Inventories, prepaid expenses and other assets	(955)	(2,061)
Accounts payable	(2,271)	(1,690)
Accrued expenses and other liabilities	(1,905)	1,150
Net cash provided by operating activities	60,703	35,567
Cash Flows from Investing Activities
Purchases of rental equipment	(111,095)	(105,938)
Proceeds from sale of equipment	12,961	10,794
Purchases of property and equipment	(10,068)	(11,020)
Net cash used in investing activities	(108,202)	(106,164)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(53,111)	(436,939)
Borrowings under revolving credit facility	100,911	481,912
Proceeds from second lien loan, net	—	572,125
Distribution to members	—	(329,885)
Repayments of senior secured notes	—	(200,000)
Call premiums	—	(7,218)
Debt issue costs	—	(8,999)
Payment of costs directly associated with the issuance of Class A common stock	(283)	—
Net cash provided by financing activities	47,517	70,996
Net increase in cash and cash equivalents	18	399
Cash and cash equivalents, beginning of period	207	190
Cash and cash equivalents, end of period	$225	$589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS AND ORGANIZATION

Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an initial public offering (the "IPO") of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase common membership units ("Common Units") in Neff Holdings LLC, ("Neff Holdings") which was wholly owned by private investment funds managed by Wayzata Investment Partners ("Wayzata") prior to the IPO. We refer to these transactions as the “Organizational Transactions.” Neff Corporation's only business is to act as the sole managing member of Neff Holdings. As a result, Neff Corporation consolidates Neff Holdings for all periods presented. Neff Corporation and its consolidated subsidiaries, including Neff Holdings, Neff LLC and Neff Rental LLC, are referred to as "the Company."

The Company owns and operates equipment rental locations in the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.

NOTE 2—BASIS OF PRESENTATION
Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s balance sheets as of June 30, 2015 and December 31, 2014, the results of its operations for the three and six months ended June 30, 2015 and 2014, the cash flows for the six months ended June 30, 2015 and 2014, and changes in its stockholders’ deficit and non-controlling interest for the six months ended June 30, 2015. Interim results may not be indicative of full year performance. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

•
Statement of Stockholders' Deficit and Non-Controlling Interest - Following the IPO, Wayzata retained a portion of its economic interest in Neff Holdings directly through the ownership of Neff Holdings Common Units and these interests are included within the non-controlling interest subsequent to the IPO; and

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

NEFF CORPORATION AND SUBSIDIARIES
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

Goodwill and Intangible Assets

Goodwill and trademarks and tradenames are reviewed at least annually (October 1 annual test date) for impairment. The customer list is amortized over its useful life (see Note 5). The Company expenses costs to renew or extend the term of its recognized intangible assets.
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
Recently Issued Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the six months ended June 30, 2015.

In April 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which provides guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance is effective for private companies for fiscal years after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, and requires application on a retrospective basis. The Company expects to adopt this guidance when effective for private companies, and does not expect this guidance to have a material impact on its financial statements, although it will change the financial statement classification of debt issuance costs. As of June 30, 2015, $9.7 million of debt issuance costs were included in total assets in the Company's unaudited condensed consolidated balance sheet.

NOTE 3—NON-CONTROLLING INTEREST

Following the IPO, Neff Corporation became Neff Holdings sole managing member. As a result, Neff Corporation operates and controls all of the business and affairs of Neff Holdings while owning a 41.2% minority economic interest in Neff Holdings. Therefore, on November 26, 2014, Neff Corporation began to consolidate the financial results of Neff Holdings and its subsidiaries and to record a non-controlling interest for the remaining 58.8% economic interest in Neff Holdings held by Wayzata. On a stand alone basis, Neff Corporation's only sources of cash flow from operations are distributions from Neff Holdings. Net income attributable to the non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in Neff Holdings held by the non-controlling unitholders. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the carryover basis of Wayzata's capital account in Neff Holdings. Non-controlling interest

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

is adjusted to reflect the distributions to and income allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of June 30, 2015 and December 31, 2014	14,951,625	10,476,190	25,427,815
	58.8%	41.2%	100.0%

The following table summarizes the activity in non-controlling interest from December 31, 2014 to June 30, 2015 (in thousands):

Balance of non-controlling interest as of December 31, 2014	$(95,770)
Net income attributable to non-controlling interest	9,674
Balance of non-controlling interest as of June 30, 2015	$(86,096)

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

Payable Pursuant to the Tax Receivable Agreement

As of June 30, 2015, the Company recorded a liability of $28.7 million, representing the estimated payments due to Wayzata and certain members of management of Neff Holdings and certain non-executive members of its board of managers (collectively, our "Prior LLC Owners") under the Tax Receivable Agreement with our Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of our pro rata share of such items. The liability as of June 30, 2015 decreased by $2.9 million from December 31, 2014, due to the Tax Receivable Agreement Amendment (see below) and changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to Wayzata, resulting from the sale of equipment that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The Company expects these changes from the special allocation of gain will likely occur quarterly.

On June 2, 2015, the Company, Wayzata and the Prior LLC Owners entered into an amendment to the Tax Receivable Agreement (the "Tax Receivable Agreement Amendment"), dated as of May 27, 2015. The Tax Receivable Agreement Amendment amended the Tax Receivable Agreement to eliminate any benefit to the Wayzata and the Prior LLC Owners relating to tax adjustments arising from state, local or foreign taxes in order to relieve the substantial burden on the Company to calculate such benefit.

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the three and six months ended June 30, 2015.

Payments are anticipated to be made under the Tax Receivable Agreement, when Neff Corporation utilizes a benefit, with the first potential payment becoming due on the original due date of Neff Corporation's federal income tax return. The payments are to be made in accordance with the terms of the Tax Receivable Agreement. The timing of the payments is subject to certain contingencies including Neff Corporation having sufficient taxable income to utilize the tax benefits defined in the Tax Receivable Agreement.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

Obligations pursuant to the Tax Receivable Agreement are obligations of Neff Corporation and are not obligations of Neff Holdings. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. In general, items of income, gain, loss and deduction are allocated on the basis of members' respective ownership interests pursuant to the Neff Holdings LLC agreement after taking into consideration all relevant sections of the Internal Revenue Code.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, including vested restricted stock units ("RSUs"). Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the dilutive effect of potential common shares outstanding during the period. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted earnings per share until the related performance criteria have been met. During the quarter ended June 30, 2015, 18 thousand RSUs vested, and were included in the computation of basic earnings per share. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Numerator:
Net income attributable to Neff Corporation	$7,419	$8,348
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,482	10,479
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,482	10,479
Add dilutive effect of the following:
Neff Holdings options (redeemable for cash or Class A common stock)	1,265	1,265
Neff Corporation stock options	289	289
Weighted average shares of Class A common stock outstanding, diluted	12,036	12,033
Earnings per share of Class A common stock:
Net income attributable to Neff Corporation per share of Class A common stock, basic	$0.71	$0.80
Net income attributable to Neff Corporation per share of Class A common stock, diluted	$0.62	$0.69

The shares of Class B common stock outstanding do not participate in the earnings of Neff Corporation and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS
The carrying amount and accumulated amortization of intangible assets as of June 30, 2015 and December 31, 2014, consisted of the following (in thousands, except as noted):

		June 30, 2015
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(8,884)	5,103
Total intangible assets		$24,841	$(8,884)	$15,957

		December 31, 2014
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(8,241)	5,746
Total intangible assets		$24,841	$(8,241)	$16,600
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at June 30, 2015	$8,884
Estimated amortization expense for:
Remainder of 2015	643
2016	1,070
2017	877
2018	719
2019	589
2020 through 2022	1,205
Total	$13,987
Amortization expense related to the customer list was $0.3 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense related to the customer list was $0.6 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT
Debt consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands, except percent data):

	June 30, 2015	December 31, 2014
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.5% to LIBOR plus up to 2.5% (2.5% at June 30, 2015)	$293,000	$245,200
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized discount of $2,167 (7.25% at June 30, 2015)	476,833	476,713
Total indebtedness	$769,833	$721,913

On October 1, 2010, Neff Rental LLC and Neff LLC (subsidiaries of Neff Holdings) entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) as co-borrowers. The obligations under the Revolving Credit Facility are guaranteed by Neff Holdings. The Revolving Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. Interest on any base rate loans under the Revolving Credit Facility is due quarterly and interest on any LIBOR rate loans under the Revolving Credit Facility is due at three month intervals or, if shorter, at the end of the selected LIBOR period. Availability under the Revolving Credit Facility is subject to a borrowing base formula consisting of eligible accounts receivable and eligible rental fleet.

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

On November 20, 2013, the Revolving Credit Facility was amended and restated (the “2013 Amendment and Restatement”). Among other things, the 2013 Amendment and Restatement increased total maximum borrowing capacity from $225.0 million to $375.0 million and permitted the payment of a $110.0 million cash distribution to the members of Neff Holdings (the “2013 Distribution”), extended the maturity to the earlier of November 20, 2018 and ninety days prior to the maturity date of the Senior Secured Notes and modified the excess availability requirements relating to cash dominion and the implementation of certain financial covenants and covenants relating to appraisals and field audits. Following the repayment of the Senior Secured Notes, the maturity date of the Revolving Credit Facility is November 20, 2018.

On June 9, 2014, Neff Rental LLC entered into a second lien credit agreement (the “Second Lien Credit Agreement”) as borrower. Under the terms of the Second Lien Credit Agreement, Neff Rental LLC borrowed $575.0 million of second lien term loans (the “Second Lien Loan”).

The obligations under the Second Lien Credit Agreement are guaranteed by Neff Holdings and Neff LLC and are secured by a second priority security interest in substantially all of the Company’s assets. The Second Lien Loan included a $2.9 million original issue discount that is being amortized as interest expense over the term of the Second Lien Loan. The Second Lien Loan has a maturity date of June 9, 2021.

NEFF CORPORATION AND SUBSIDIARIES
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
Accumulated amortization at June 30, 2015 for debt issue costs was $3.6 million and $0.6 million for the Revolving Credit Facility and Second Lien Loan, respectively. Accumulated amortization at December 31, 2014 for debt issue costs was $3.2 million and $0.3 million for the Revolving Credit Facility and Second Lien Loan, respectively.

The Revolving Credit Facility and Second Lien Credit Agreement contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $42.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Credit Agreement as of June 30, 2015.

The Company had $3.7 million and $4.5 million in outstanding letters of credit at June 30, 2015 and December 31, 2014, respectively, that were primarily associated with its insurance coverage. As of June 30, 2015, total availability under the Revolving Credit Facility was $128.2 million.

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

For the three months ended June 30, 2015 and 2014, the Company recognized equity-based compensation expense of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized equity-based compensation expense of $0.7 million and $0.5 million, respectively. Each option for Common Units of Neff Holdings can be redeemed for, at Neff Corporation's option, newly issued shares of Neff Corporation's Class A common stock on a 1-for-1 basis or for a cash payment equal to the market price of one share of Neff Corporation's Class A common stock.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EQUITY—BASED COMPENSATION (Continued)
The following table summarizes equity-based compensation activity for the six months ended June 30, 2015 (in thousands):

	Neff Corporation		Neff Holdings
	RSUs	Options	Options
Balance as of January 1, 2015	85	270	1,265
Granted	4	19	—
Exercised	—	—	—
Forfeited	—	—	—
Balance as of June 30, 2015	89	289	1,265

Vested	18	—	1,261
Unvested	71	289	4
Total	89	289	1,265

At June 30, 2015, there were 1.1 million additional shares available for the Company to grant under the 2014 Incentive Plan.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS
On March 24, 2015, the Company entered into an interest rate swap ("Interest Rate Swap"), effectively converting a portion of its variable rate debt into fixed rate debt. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. The Company adjusts the accrued swap asset or liability by the amount of the monthly net settlement as settlements are made. Under the terms of the Interest Rate Swap, a monthly net settlement is made on approximately the 8th of each month for the difference between the fixed rate (see fixed rate schedule) and the variable rate based upon the one month LIBOR rate on the notional amount of the Interest Rate Swap. The Interest Rate Swap has a notional amount of $200.0 million through April 8, 2020.
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
For the three months ended June 30, 2015, the Company recognized a gain on the Interest Rate Swap of $1.0 million which consisted of $1.1 million of unrealized gains related to the change in fair value of the Interest Rate Swap and a $0.1 million realized loss for the settlement payments made. The Company did not record a gain or loss on the Interest Rate Swap for the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company recognized a gain on the Interest Rate Swap of $0.1 million which consisted of $0.2 million of unrealized gains related to the change in fair value of the Interest Rate Swap and a $0.1 million realized loss for the settlement payments made. The Company did not record a gain or loss on the Interest Rate Swap for the six months ended June 30, 2014.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	Gain Recognized in Earnings (a)	Gain Recognized in Earnings	Gain Recognized in Earnings (a)	Gain Recognized in Earnings
Interest Rate Swap	1,007	—	$119	$—

	June 30, 2015	December 31, 2014
	Fair Value of Derivative (b)	Fair Value of Derivative
Interest Rate Swap (Note 11)	$218	$—

(a)	Classified in Other (income) expenses—Gain on interest rate swap

(b)	Classified in Assets—Prepaid expenses other assets

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
The components of provision for income taxes included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Current expense
Federal	$—	$—	$—	$—
State and local	68	119	133	238
Total current expense	$68	$119	$133	238
Deferred expense
Federal	$1,371	$—	$1,256	$—
State and local	(339)	—	(44)	—
Total deferred expense	1,032	—	1,212	—
Total	$1,100	$119	$1,345	$238

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)
The following table summarizes the differences between the statutory federal income tax rate and the Company’s effective income tax rate (percent data):

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State and local income taxes net of federal benefit	(1.2)	—	0.2	—
Uncertain tax positions	—	(0.5)	0.1	(1.4)
Permanent book/tax differences	(10.0)	—	(10.7)	—
Change in tax rate	—	—	0.1	—
Non-controlling interest	(16.7)	(35.0)	(17.5)	(35.0)
Other	0.1	—	(0.2)	—
Effective tax rate	7.2%	(0.5)%	7.0%	(1.4)%

The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

	June 30, 2015	December 31, 2014
Deferred Tax Assets
Net operating loss carryforwards	$8,644	$2,535
Bad debt expense	329	336
Accrued liabilities	334	902
Equity-based compensation	203	139
Gain on interest rate swap	(34)	—
Insurance/parts reserves	553	543
Straight-line rent adjustment	99	100
Uncertain tax positions	108	104
Subtotal	10,236	4,659
Less: valuation allowance	—	—
Total deferred tax assets	$10,236	$4,659
Deferred Tax Liabilities
Intangible assets	$(3,151)	$(2,841)
Deferred debt costs	(295)	(230)
Depreciation	(13,407)	(6,993)
Total deferred tax liability	$(16,853)	$(10,064)

Deferred Tax Liability, net	$(6,617)	$(5,405)

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

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)
In connection with the Acquisition uncertain tax liabilities were assumed by Neff Holdings and are recorded in the Company's accrued expenses as of June 30, 2015 and December 31, 2014. As a taxable entity, the Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. At June 30, 2015 and December 31, 2014, the amount of uncertain tax positions recorded in accrued expenses was approximately $0.4 million.
The Company's practice is to recognize interest and penalties on uncertain tax positions in income tax expense. The Company recognized accrued interest and penalties of $0.3 million as of June 30, 2015 and December 31, 2014. The Company expects to reverse $0.4 million in uncertain tax positions and $0.3 million in interest and penalties during the third quarter of 2015.
NOTE 10—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$21,325	$14,893
Cash paid for interest rate swap settlements	99	—
Non-cash investing activities:
Purchases of rental equipment included in accounts payable and other accrued liabilities at period end	$22,017	$24,947
NOTE 11—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximates its carrying value as of June 30, 2015 and December 31, 2014, as variable interest rates approximate market rates.
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
The FASB has established a framework for measuring fair value and requires that assets and liabilities measured at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
The following table provides fair value measurement information of the Company's financial asset measured on a recurring basis as of June 30, 2015 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$—	$218	$—
The Company entered into the Interest Rate Swap on March 24, 2015.
There were no transfers into or out of Level 1, 2 or 3 during the six months ended June 30, 2015 and 2014.

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
ASSETS

Cash and cash equivalents	$223	$—	$—	$2	$—	$225
Accounts receivable, net	59,490	—	—	—	—	59,490
Inventories	2,109	—	—	—	—	2,109
Rental equipment, net	479,491	—	—	—	—	479,491
Property and equipment, net	35,575	—	—	—	—	35,575
Prepaid expenses and other assets	17,276	—	—	—	—	17,276
Goodwill	58,765	—	—	—	—	58,765
Investment in subsidiary	—	42,080	42,080	156,244	(240,404)	—
Intercompany	6,490	—	—	(6,490)	—	—
Intangible assets, net	15,957	—	—	—	—	15,957
Total assets	$675,376	$42,080	$42,080	$149,756	$(240,404)	$668,888

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$21,370	$—	$—	$—	$—	$21,370
Accrued expenses and other liabilities	29,966	—	—	120	—	30,086
Revolving credit facility	293,000	—	—	—	—	293,000
Second lien loan, net	476,833	—	—	—	—	476,833
Payable pursuant to tax receivable agreement	—	—	—	28,670	—	28,670
Deferred tax liability, net	—	—	—	6,617	—	6,617
Total liabilities	821,169	—	—	35,407	—	856,576

Stockholders' deficit / members' deficit
Class A Common Stock	—	—	—	105	—	105
Class B Common Stock	—	—	—	150		150
Additional paid-in capital	—	—	—	34,349	(146,143)	(111,794)
Retained earnings	—	—	—	9,947	—	9,947
Members' deficit	(187,873)	—	—	—	187,873	—
Accumulated surplus	42,080	42,080	42,080	—	(126,240)	—
Total stockholders' deficit / members' deficit	(145,793)	42,080	42,080	44,551	(84,510)	(101,592)
Non-controlling interest	—	—	—	69,798	(155,894)	(86,096)
Total stockholders' deficit / members' deficit and non-controlling interest	(145,793)	42,080	42,080	114,349	(240,404)	(187,688)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$675,376	$42,080	$42,080	$149,756	$(240,404)	$668,888

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
ASSETS

Cash and cash equivalents	$205	$—	$—	$2	$—	$207
Accounts receivable, net	66,375	—	—	—	—	66,375
Inventories	2,005	—	—	—	—	2,005
Rental equipment, net	420,245	—	—	—	—	420,245
Property and equipment, net	30,210	—	—	—	—	30,210
Prepaid expenses and other assets	16,959	—	—	—	—	16,959
Goodwill	58,765	—	—	—	—	58,765
Investment in subsidiary	—	25,627	25,627	148,791	(200,045)	—
Intercompany	6,206	—	—	(6,206)	—	—
Intangible assets, net	16,600	—	—	—	—	16,600
Total assets	$617,570	$25,627	$25,627	$142,587	$(200,045)	$611,366

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$27,389	$—	$—	$—	$—	$27,389
Accrued expenses and other liabilities	31,188	—	—	15	—	31,203
Revolving credit facility	245,200	—	—	—	—	245,200
Second lien loan, net	476,713	—	—	—	—	476,713
Payable pursuant to tax receivable agreement	—	—	—	31,557	—	31,557
Deferred tax liability, net	—	—	—	5,405	—	5,405
Total liabilities	780,490	—	—	36,977	—	817,467

Stockholders' deficit / members' deficit
Class A Common Stock	—	—	—	105	—	105
Class B Common Stock	—	—	—	150		150
Additional paid-in capital	—	—	—	33,958	(146,143)	(112,185)
Retained earnings	—	—	—	1,599	—	1,599
Members' deficit	(188,547)	—	—	—	188,547	—
Accumulated surplus	25,627	25,627	25,627	—	(76,881)	—
Total stockholders' deficit / members' deficit	(162,920)	25,627	25,627	35,812	(34,477)	(110,331)
Non-controlling interest	—	—	—	69,798	(165,568)	(95,770)
Total stockholders' deficit / members' deficit and non-controlling interest	(162,920)	25,627	25,627	105,610	(200,045)	(206,101)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$617,570	$25,627	$25,627	$142,587	$(200,045)	$611,366

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
Revenues
Rental revenues	$84,820	$—	$—	$—	$—	$84,820
Equipment sales	6,174	—	—	—	—	6,174
Parts and service	3,233	—	—	—	—	3,233
Total revenues	94,227	—	—	—	—	94,227
Cost of revenues
Cost of equipment sold	4,058	—	—	—	—	4,058
Depreciation of rental equipment	21,213	—	—	—	—	21,213
Cost of rental revenues	19,511	—	—	—	—	19,511
Cost of parts and service	1,807	—	—	—	—	1,807
Total cost of revenues	46,589	—	—	—	—	46,589
Gross profit	47,638	—	—	—	—	47,638
Other operating expenses
Selling, general and administrative expenses	22,468	—	—	—	—	22,468
Other depreciation and amortization	2,657	—	—	—	—	2,657
Total other operating expenses	25,125	—	—	—	—	25,125
Income from operations	22,513	—	—	—	—	22,513
Other (income) expenses
Interest expense	10,753	—	—	—	—	10,753
Adjustment to tax receivable agreement	—	—	—	(3,408)	—	(3,408)
Gain on interest rate swap	(1,007)	—	—	—	—	(1,007)
Amortization of debt issue costs	381	—	—	—	—	381
Total other (income) expenses	10,127	—	—	(3,408)	—	6,719
Income before income taxes	12,386	—	—	3,408	—	15,794
Equity earnings in subsidiaries	—	12,373	12,373	5,098	(29,844)	—
Provision for income taxes	(13)	—	—	(1,087)	—	(1,100)
Net income	12,373	12,373	12,373	7,419	(29,844)	14,694
Less: net income attributable to non-controlling interest	7,275	7,275	7,275	—	(14,550)	7,275
Net income attributable to Neff Corporation	$5,098	$5,098	$5,098	$7,419	$(15,294)	$7,419

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
Revenues
Rental revenues	$158,961	$—	$—	$—	$—	$158,961
Equipment sales	12,961	—	—	—	—	12,961
Parts and service	6,391	—	—	—	—	6,391
Total revenues	178,313	—	—	—	—	178,313
Cost of revenues
Cost of equipment sold	8,390	—	—	—	—	8,390
Depreciation of rental equipment	40,727	—	—	—	—	40,727
Cost of rental revenues	37,370	—	—	—	—	37,370
Cost of parts and service	3,570	—	—	—	—	3,570
Total cost of revenues	90,057	—	—	—	—	90,057
Gross profit	88,256	—	—	—	—	88,256
Other operating expenses
Selling, general and administrative expenses	44,758	—	—	—	—	44,758
Other depreciation and amortization	5,118	—	—	—	—	5,118
Total other operating expenses	49,876	—	—	—	—	49,876
Income from operations	38,380	—	—	—	—	38,380
Other (income) expenses
Interest expense	21,267	—	—	—	—	21,267
Adjustment to tax receivable agreement	—	—	—	(2,887)	—	(2,887)
Gain on interest rate swap	(119)	—	—	—	—	(119)
Amortization of debt issue costs	752	—	—	—	—	752
Total other (income) expenses	21,900	—	—	(2,887)	—	19,013
Income before income taxes	16,480	—	—	2,887	—	19,367
Equity earnings in subsidiaries	—	16,453	16,453	6,779	(39,685)	—
Provision for income taxes	(27)	—	—	(1,318)	—	(1,345)
Net income	16,453	16,453	16,453	8,348	(39,685)	18,022
Less: net income attributable to non-controlling interest	9,674	9,674	9,674	—	(19,348)	9,674
Net income attributable to Neff Corporation	$6,779	$6,779	$6,779	$8,348	$(20,337)	$8,348

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
Cash Flows from Operating Activities
Net income	$16,453	$16,453	$16,453	$8,348	$(39,685)	$18,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	45,202	—	—	—	—	45,202
Amortization of debt issue costs	752	—	—	—	—	752
Amortization of intangible assets	643	—	—	—	—	643
Amortization of original issue discount on second lien loan	120	—	—	—	—	120
Gain on sale of equipment	(4,571)	—	—	—	—	(4,571)
Provision for bad debt	825	—	—	—	—	825
Equity-based compensation	674	—	—	—	—	674
Deferred income taxes	—	—	—	1,212	—	1,212
Adjustment to tax receivable agreement	—	—	—	(2,887)	—	(2,887)
Unrealized gain on interest rate swap	(218)	—	—	—	—	(218)
Equity earnings in subsidiaries	—	(16,453)	(16,453)	(6,779)	39,685	—
Changes in operating assets and liabilities:
Accounts receivable	6,060	—	—	—	—	6,060
Inventories, prepaid expenses and other assets	(955)	—	—	—	—	(955)
Accounts payable	(2,271)	—	—	—	—	(2,271)
Accrued expenses and other liabilities	(2,010)	—	—	105	—	(1,905)
Net cash provided by (used in) operating activities	60,704	—	—	(1)	—	60,703
Cash Flows from Investing Activities
Purchases of rental equipment	(111,095)	—	—	—	—	(111,095)
Proceeds from sale of equipment	12,961	—	—	—	—	12,961
Purchases of property and equipment	(10,068)	—	—	—	—	(10,068)
Net cash used in investing activities	(108,202)	—	—	—	—	(108,202)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(53,111)	—	—	—	—	(53,111)
Borrowings under revolving credit facility	100,911	—	—	—	—	100,911
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	(283)	—	(283)
Intercompany	(284)	—	—	284	—	—
Net cash provided by financing activities	47,516	—	—	1	—	47,517
Net increase in cash and cash equivalents	18	—	—	—	—	18
Cash and cash equivalents, beginning of period	205	—	—	2	—	207
Cash and cash equivalents, end of period	$223	$—	$—	$2	$—	$225

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The historical financial data discussed below reflects the historical results of operations and financial condition of Neff Holdings and its consolidated subsidiaries prior to Neff Corporation’s initial public offering completed on November 26, 2014 (the "IPO") and Neff Corporation and its consolidated subsidiaries, including Neff Holdings, Neff LLC and Neff Rental LLC, subsequent to the IPO. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our expected tax rate and benefits and estimated amounts payable pursuant to the Tax Receivable Agreement, liquidity, expected capital expenditures, anticipated future indebtedness or financings and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Financial Highlights
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, a focus on operating leverage and margin expansion. In particular we have focused on maximizing returns from improving construction activity in the markets we operate in by increasing rental rates and by increasing the amount of rental equipment on our existing network of 64 branch locations. As a result, our Adjusted EBITDA increased 3.4% to $86.0 million for the six months ended June 30, 2015 as compared to the prior year.

"EBITDA" is defined as net income (loss) plus interest expense, provision for income taxes, depreciation of rental equipment, other depreciation and amortization and amortization of debt issue costs. "Adjusted EBITDA" is defined as EBITDA further adjusted to give effect to non-cash items and other items that we do not consider to be indicative of our ongoing operations. Adjusted EBITDA is not a measure of performance in accordance with US GAAP and should not be considered as an alternative to net income (loss) or operating cash flows determined in accordance with US GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management's discretionary use, as it excludes certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this quarterly report on Form 10-Q is appropriate because securities analysts, investors and other interested parties use these non-US GAAP financial measures as important measures of assessing our operating performance across periods on a consistent basis. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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
The following table reconciles Adjusted EBITDA to our net income (loss) for the periods indicated:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	(in thousands of dollars)
Net income (loss)	$14,694	$(22,867)	$18,022	$(17,409)
Interest expense	10,753	8,316	21,267	15,119
Provision for income taxes	1,100	119	1,345	238
Depreciation of rental equipment	21,213	18,302	40,727	36,489
Other depreciation and amortization	2,657	2,462	5,118	4,708
Amortization of debt issue costs	381	1,012	752	2,339
EBITDA	50,798	7,344	87,231	41,484
Loss on extinguishment of debt(a)	—	15,896	—	15,896
Transaction bonus(b)	—	24,506	—	24,506
Rental split expense(c)	299	395	1,103	745
Equity-based compensation(d)	322	262	674	526
Adjustment to tax receivable agreement(e)	(3,408)	—	(2,887)	—
Gain on interest rate swap(f)	(1,007)	—	(119)	—
Adjusted EBITDA	$47,004	$48,403	$86,002	$83,157

(a)	Represents expenses and realized losses that were incurred in connection with the redemption of our Senior Secured Notes.

(b)	Represents the payment of incentive bonuses earned in connection with consummation of a refinancing to management and certain members of the Company’s board of managers.

(c)
Represents cash payments made to suppliers of equipment in connection with rental splits, which payments are credited against the purchase price of the applicable equipment if Neff Holdings elects to purchase that equipment. See "—Results of Operations" for a discussion of rental splits.

(d)	Represents non-cash equity-based compensation expense recorded in the periods presented in accordance with US GAAP.

(e)	Represents adjustment to tax receivable agreement related to changes in estimates used in the calculation of the tax receivable agreement.

(f)	Represents gain on interest rate swap related to adjustments to fair value.

Company Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an initial public offering (the "IPO") of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase common membership units ("Common Units") in Neff Holdings LLC, ("Neff Holdings") which was wholly owned by private investment funds managed by Wayzata Investment Partners ("Wayzata") prior to the IPO. We refer to these transactions as the “Organizational Transactions.”

The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the consolidated results of Neff Corporation and its consolidated subsidiaries, including Neff Holdings, Neff LLC and Neff Rental LLC (“the Company”, “we” or “us”).
Neff Corporation, is the sole managing member of Neff Holdings and owns Common Units of Neff Holdings representing a 41.2% equity interest in Neff Holdings, as of June 30, 2015. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.

Wayzata retains Common Units in Neff Holdings representing a collective 58.8% economic interest and a non-controlling interest in Neff Holdings, and we reflect Wayzata's collective economic interest as a non-controlling interest in our unaudited condensed consolidated financial statements. As a result, net income (loss) attributable to us, after excluding the non-controlling interest of Wayzata, represents 41.2% of Neff Holdings' net income (loss) and our only material asset is our corresponding 41.2% economic interest and controlling interest in Neff Holdings. Neff Holdings is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.

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

•
Potential Tax Benefit Due to Special Allocations in connection with the IPO and Future Step-up In Basis—As a result of the Organizational Transactions and pursuant to U.S. Treasury regulations governing the purchase of an equity interest in a partnership (including a limited liability company such as Neff Holdings that is taxed as a partnership) at a time when the assets of the partnership have a fair market value in excess of tax basis, our purchase of Neff Holdings' Common Units directly from Neff Holdings with a portion of the proceeds from the IPO result in certain special allocations of Neff Holdings' items of loss or deduction to us over time that are in excess of our pro rata share of such items of loss or deduction pursuant to Section 704(c) of the Internal Revenue Code. The principles of Section 704(c) may also serve to allocate items of income or gain to Wayzata as a result of subsequent dispositions of assets to take into account the difference between the fair market value and basis difference at the time of the Organizational Transactions. We may obtain an increase in our share of the tax basis of the assets of Neff Holdings in the future, when certain members of management of Neff Holdings and certain non-executive members of its board of managers (each a "Prior LLC Owner") receives shares of our Class A common stock or cash at our election in connection with an exercise of such Prior LLC Owner's right to have Common Units in Neff Holdings held by such Prior LLC Owner redeemed by Neff Holdings or, at the election of Neff Corporation, exchanged (which we intend to treat as our direct purchase of Common Units from such Prior LLC Owner for U.S. federal income and other applicable tax purposes, regardless of whether such Common Units are surrendered by a Prior LLC Owner to Neff Holdings for redemption or sold to us upon the exercise of our election to acquire such Common Units directly). The special allocations and step-up in tax basis described above may result in a reduction in the amount of taxes that we are required to pay relative to the amount of taxes payable by other members of Neff Holdings who are similarly situated but who do not receive a similar step-up in basis or special allocations.

•
Tax Receivable Agreement—Under the Tax Receivable Agreement with our Prior LLC Owners we are obligated to pay to our Prior LLC Owners 85.0% of the amount of tax benefits, if any, that we actually realize (or in some circumstances are deemed to realize) as a result of the step-up in basis and special allocations discussed above. We account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:

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

All of the effects of changes in any of our estimates after the date of the exchange will be included in net income (loss) for the period in which those changes occur. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss) for the period in which the change occurs.

Key Performance Measures
From time to time we use certain key performance measures in evaluating our business and results of operations and we may refer to one or more of these key performance measures in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These key performance measures in addition to Adjusted EBITDA include:

•
OEC—we present OEC, defined as the first cost of acquiring the equipment, or in the case of used equipment purchases and rental splits, an estimate of the first cost that would have been paid to acquire the equipment if it had been purchased new in its year of manufacture.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table illustrates our operating activity for the three months ended June 30, 2015 and the three months ended June 30, 2014.

	Three Months Ended June 30,
	2015	2014	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$84,820	$83,497	1.6
Equipment sales	6,174	5,467	12.9
Parts and service	3,233	3,398	(4.9)
Total revenues	94,227	92,362	2.0
Cost of revenues
Cost of equipment sold	4,058	2,981	36.1
Depreciation of rental equipment	21,213	18,302	15.9
Cost of rental revenues	19,511	19,308	1.1
Cost of parts and service	1,807	2,051	(11.9)
Total cost of revenues	46,589	42,642	9.3
Gross profit	47,638	49,720	(4.2)
Other operating expenses
Selling, general and administrative expenses	22,468	20,276	10.8
Other depreciation and amortization	2,657	2,462	7.9
Transaction bonus	—	24,506	nm
Total other operating expenses	25,125	47,244	(46.8)
Income from operations	22,513	2,476	nm
Other (income) expenses
Interest expense	10,753	8,316	29.3
Adjustment to tax receivable agreement	(3,408)	—	nm
Loss on extinguishment of debt	—	15,896	nm
Gain on interest rate swap	(1,007)	—	nm
Amortization of debt issue costs	381	1,012	(62.4)
Total other (income) expenses	6,719	25,224	(73.4)
Income (loss) before income taxes	15,794	(22,748)	nm
Provision for income taxes	(1,100)	(119)	nm
Net income (loss)	$14,694	$(22,867)	nm
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the three months ended June 30, 2015 increased 2.0% to $94.2 million from $92.4 million for the three months ended June 30, 2014. The components of our revenues are rental revenues, equipment sales, and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the three months ended June 30, 2015 increased 1.6% to $84.8 million from $83.5 million for the three months ended June 30, 2014. The increase in rental revenues was primarily due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in rental rates, partially offset by a decrease in the time utilization of the larger fleet. We estimate that our rental rates increased 1.7%, as compared to the three months ended June 30, 2014. For the three months ended June 30, 2015, the average OEC of our rental fleet increased by 10.9% to $762.5 million from $687.2 million at June 30, 2014, as a result of increased capital expenditures. Time utilization for the three months ended June 30, 2015 decreased to 67.1% from 72.2% for the three months ended June 30, 2014 primarily due to wet weather conditions in several of our regions combined with decreased rental activity among our customers operating in the oil and gas markets.

Equipment Sales.     Equipment sales for the three months ended June 30, 2015 increased 12.9% to $6.2 million from $5.5 million for the three months ended June 30, 2014. The increase in equipment sales revenues was primarily due to increased volume of sales of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the three months ended June 30, 2015 decreased 4.9% to $3.2 million from $3.4 million for the three months ended June 30, 2014. The decrease in these revenues for the three months ended June 30, 2015 was primarily due to decreased parts, repair and fuel costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment increased 36.1% to $4.1 million for the three months ended June 30, 2015 from $3.0 million for the three months ended June 30, 2014. The increase in costs associated with the sale of rental equipment was due primarily to the increase in equipment sales for the three months ended June 30, 2015.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 15.9% to $21.2 million for the three months ended June 30, 2015 from $18.3 million for the three months ended June 30, 2014. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 25.0% for the three months ended June 30, 2015 and was 21.9% for the three months ended June 30, 2014. The increase in depreciation of rental equipment as a percentage of rental revenues was primarily due to an increase in the size of our rental fleet and the lack of a corresponding increase in rental revenues which was impacted by wet weather and decreased rental activity among our customers operating in the oil and gas markets.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 1.1% to $19.5 million for the three months ended June 30, 2015 from $19.3 million for the three months ended June 30, 2014. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses partially offset by decreases in fuel, rerent and rental split expenses. As a percentage of rental revenues, cost of rental revenues decreased to 23.0% for the three months ended June 30, 2015 from 23.1% for the three months ended June 30, 2014. This decrease was primarily attributable to the increase in comparative rental revenues, since cost of rental revenues includes fixed costs that generally do not increase at the same rate as the increase in rental revenue.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues decreased 11.9% to $1.8 million for the three months ended June 30, 2015 from $2.1 million for the three months ended June 30, 2014 primarily due to decreased fuel and repair costs.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 30, 2015 increased $2.2 million, or 10.8%, to $22.5 million from $20.3 million for the three months ended June 30, 2014. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $0.6 million primarily as a result of higher salaries and increased commissions and incentive pay that resulted from higher rental revenues. Public company expenses in the form of professional fees, investor relations and director and officer insurance expenses also increased by $1.6 million. As a percentage of total revenues, selling, general and administrative expenses were 23.8% for the three months ended June 30, 2015, an increase of 8.2% from 22.0% for the three months ended June 30, 2014, primarily as a result of the increase in public company expenses.
Other Depreciation and Amortization.    Other depreciation and amortization expense increased 7.9% to $2.7 million for the three months ended June 30, 2015 from $2.5 million for the three months ended June 30, 2014. The increase was primarily due to an increase in depreciation expense for property and equipment.
Transaction Bonus. Transaction bonus expense for the three months ended June 30, 2014 was $24.5 million. This amount reflects payments made in connection with the consummation of the June 9, 2014 refinancing (the "Refinancing"). There was no transaction bonus for the three months ended June 30, 2015.

Interest Expense.    Interest expense for the three months ended June 30, 2015 increased 29.3% to $10.8 million from $8.3 million for the three months ended June 30, 2014. The increase in interest expense was primarily due to the increase in outstanding debt as a result of the Refinancing.

Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the three months ended June 30, 2015 was $3.4 million. The adjustment was primarily due to the Tax Receivable Agreement Amendment and to changes in estimated future payments. There was no adjustment to the Tax Receivable Agreement for the three months ended June 30, 2014.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $15.9 million for the three months ended June 30, 2014. The loss on extinguishment of debt included the write-off of $8.7 million in unamortized debt issue costs on the Senior

Secured Notes, as well as $7.2 million paid in call premiums, paid in connection with the redemption of the Senior Secured Notes. There was no loss on extinguishment of debt for the three months ended June 30, 2015.

Gain on Interest Rate Swap. Gain on interest rate swap for the three months ended June 30, 2015 was $1.0 million and included a $1.1 million unrealized gain on the Interest Rate Swap related to the change in fair value and $0.1 million of settlement payments made. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. There was no gain or loss on the Interest Rate Swap for the three months ended June 30, 2014.
Amortization of Debt Issue Costs.    Amortization of debt issue costs for the three months ended June 30, 2015 decreased 62.4% to $0.4 million from $1.0 million for the three months ended June 30, 2014. The decrease in amortization of debt issue costs was primarily due to debt issue costs related to the Second Lien Loan being amortized over a longer term than the debt issue costs related to the Senior Secured Notes.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table illustrates our operating activity for the six months ended June 30, 2015 and the six months ended June 30, 2014.

	Six Months Ended June 30,
	2015	2014	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$158,961	$152,626	4.2
Equipment sales	12,961	10,794	20.1
Parts and service	6,391	6,675	(4.3)
Total revenues	178,313	170,095	4.8
Cost of revenues
Cost of equipment sold	8,390	6,119	37.1
Depreciation of rental equipment	40,727	36,489	11.6
Cost of rental revenues	37,370	37,624	(0.7)
Cost of parts and service	3,570	4,094	(12.8)
Total cost of revenues	90,057	84,326	6.8
Gross profit	88,256	85,769	2.9
Other operating expenses
Selling, general and administrative expenses	44,758	40,372	10.9
Other depreciation and amortization	5,118	4,708	8.7
Transaction bonus	—	24,506	nm
Total other operating expenses	49,876	69,586	(28.3)
Income from operations	38,380	16,183	137.2
Other (income) expenses
Interest expense	21,267	15,119	40.7
Adjustment to tax receivable agreement	(2,887)	—	nm
Loss on extinguishment of debt	—	15,896	nm
Gain on interest rate swap	(119)	—	nm
Amortization of debt issue costs	752	2,339	(67.8)
Total other (income) expenses	19,013	33,354	(43.0)
Income (loss) before income taxes	19,367	(17,171)	(212.8)
Provision for income taxes	(1,345)	(238)	nm
Net income (loss)	$18,022	$(17,409)	(203.5)
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the six months ended June 30, 2015 increased 4.8% to $178.3 million from $170.1 million for the six months ended June 30, 2014. The components of our revenues are rental revenues, equipment sales, and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the six months ended June 30, 2015 increased 4.2% to $159.0 million from $152.6 million for the six months ended June 30, 2014. The increase in rental revenues was primarily due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in rental rates, partially offset by a decrease in the time utilization of the larger fleet. We estimate that our rental rates increased 2.7%, as compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, the average OEC of our rental fleet increased by 12.7% to $742.3 million from $658.8 million at June 30, 2014, as a result of increased capital expenditures. Time utilization for the six months ended June 30, 2015 decreased to 65.4% from 70.3% for the six months ended June 30, 2014 primarily due to extreme weather conditions in several of our regions combined with decreased rental activity among our customers operating in the oil and gas markets.
Equipment Sales.     Equipment sales for the six months ended June 30, 2015 increased 20.1% to $13.0 million from $10.8 million for the six months ended June 30, 2014. The increase in equipment sales revenues was primarily due to increased volume of sales of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the six months ended June 30, 2015 decreased 4.3% to $6.4 million from $6.7 million for the six months ended June 30, 2014. The decrease in these revenues for the six months ended June 30, 2015 was primarily due to decreased parts, repair and fuel costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment increased 37.1% to $8.4 million for the six months ended June 30, 2015 from $6.1 million for the six months ended June 30, 2014. The increase in costs associated with the sale of rental equipment was due primarily to the increase in equipment sales for the six months ended June 30, 2015.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 11.6% to $40.7 million for the six months ended June 30, 2015 from $36.5 million for the six months ended June 30, 2014. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 25.6% for the six months ended June 30, 2015 and was 23.9% for the six months ended June 30, 2014. The increase in depreciation of rental equipment as a percentage of rental revenues was primarily due to increases in the size of our rental fleet and the lack of a corresponding increase in rental revenues which was impacted by extreme weather and decreased rental activity among our customers operating in the oil and gas markets.
Cost of Rental Revenues.    Costs associated with our rental revenues decreased 0.7% to $37.4 million for the six months ended June 30, 2015 from $37.6 million for the six months ended June 30, 2014. The decrease in cost of rental revenues was primarily a result of decreases in fuel and insurance expenses, partially offset by increased rental split and payroll and payroll related expenses. As a percentage of rental revenues, cost of rental revenues decreased to 23.5% for the six months ended June 30, 2015 from 24.7% for the six months ended June 30, 2014. This decrease was primarily attributable to the increase in comparative rental revenues, since cost of rental revenues includes fixed costs that generally do not increase at the same rate as the increase in rental revenue.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues decreased 12.8% to $3.6 million for the six months ended June 30, 2015 from $4.1 million for the six months ended June 30, 2014 primarily due to decreased fuel and repair costs.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 30, 2015 increased $4.4 million, or 10.9%, to $44.8 million from $40.4 million for the six months ended June 30, 2014. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $1.2 million primarily as a result of higher salaries, payroll taxes and increased commissions and incentive pay that resulted from higher rental revenues and improved results. Public company expenses in the form of professional fees, investor relations and director and officer insurance expenses also increased by $2.6 million. As a percentage of total revenues, selling, general and administrative expenses were 25.1% for the six months ended June 30, 2015, an increase of 5.9% from 23.7% for the six months ended June 30, 2014, primarily as a result of the increase in public company expenses.

Other Depreciation and Amortization.    Other depreciation and amortization expense increased 8.7% to $5.1 million for the six months ended June 30, 2015 from $4.7 million for the six months ended June 30, 2014. The increase was primarily due to an increase in depreciation expense for property and equipment.
Transaction Bonus. Transaction bonus expense for the six months ended June 30, 2014 was $24.5 million. This amount reflects payments made in connection with the consummation of the Refinancing. There was no transaction bonus for the six months ended June 30, 2015.
Interest Expense.    Interest expense for the six months ended June 30, 2015 increased 40.7% to $21.3 million from $15.1 million for the six months ended June 30, 2014. The increase in interest expense was primarily due to the increase in outstanding debt as a result of the Refinancing.
Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the six months ended June 30, 2015 was $2.9 million. The adjustment was primarily due to the Tax Receivable Agreement Amendment and to changes in estimated future payments. There was no adjustment to the Tax Receivable Agreement for the six months ended June 30, 2014.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $15.9 million for the six months ended June 30, 2014. The loss on extinguishment of debt included the write-off of $8.7 million in unamortized debt issue costs on the Senior Secured Notes, as well as $7.2 million paid in call premiums, paid in connection with the redemption of the Senior Secured Notes. There was no loss on extinguishment of debt for the six months ended June 30, 2015.
Gain on Interest Rate Swap. Gain on interest rate swap for the six months ended June 30, 2015 was $0.1 million and included a $0.2 million unrealized gain on the Interest Rate Swap related to the change in fair value and $0.1 million of settlement payments made. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. There was no gain or loss on the Interest Rate Swap for the six months ended June 30, 2014.
Amortization of Debt Issue Costs.    Amortization of debt issue costs for the six months ended June 30, 2015 decreased 67.8% to $0.8 million from $2.3 million for the six months ended June 30, 2014. The decrease in amortization of debt issue costs was primarily due to debt issue costs related to the Second Lien Loan being amortized over a longer term than the debt issue costs related to the Senior Secured Notes.

Liquidity and Capital Resources
Overview
Our principal needs for liquidity historically have been the purchase of rental fleet equipment, other capital expenditures, including funding startup costs for new branch locations, and debt service. These will be our principal liquidity needs going forward, in addition to payments under the Tax Receivable Agreement.
Our largest use of liquidity has been and will continue to be the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the six months ended June 30, 2015 and 2014, our net capital expenditures totaled approximately $98.1 million and $95.1 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility, and we expect that to continue in the future. We also use our liquidity to finance other non-rental equipment capital expenditures, typically consisting of property, plant and equipment and funding startup costs for new branch locations. The liquidity required to open a new branch location typically ranges from $5.0 million to $10.0 million, the majority of which consists of acquisitions of rental fleet equipment for the new branch location.
For the six months ended June 30, 2015 and 2014, our net other capital expenditures totaled approximately $10.1 million and $11.0 million, respectively. We expect net other rental capital expenditures for the full years 2015 and 2016 to be in a similar range. We have historically financed these net other capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility, and we expect that to continue in the future.
We will use liquidity going forward to make payments under the Tax Receivable Agreement.  Payments for tax benefits related to the Tax Receivable Agreement for the year ended December 31, 2015 are currently estimated to be as much as $11.6 million and would be paid in 2016.  However, we expect the actual payments under the Tax Receivable Agreement could vary depending on a number of factors.

Under the terms of our Second Lien Loan as of June 30, 2015, we are not required to make principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of June 30, 2015, our principal sources of liquidity consisted of $0.2 million of cash and cash equivalents and availability of $128.2 million under our Revolving Credit Facility, subject to customary borrowing conditions. We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months.

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

Cash Flows for the Six Months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015, our operating activities provided net cash flow of $60.7 million as compared to $35.6 million for the six months ended June 30, 2014. The increase in cash flows from operating activities was due primarily to the payment of incentive bonuses earned in connection with the consummation of the Refinancing to management and certain members of the Company’s board of managers which was paid in the six months ended June 30, 2014 and was not paid in the six months ended June 30, 2015.
Cash used in investing activities was $108.2 million for the six months ended June 30, 2015 as compared to $106.2 million for the six months ended June 30, 2014. Cash used for the purchase of rental equipment was $111.1 million for the six months ended June 30, 2015, compared to $105.9 million for the six months ended June 30, 2014. We received $13.0 million in cash proceeds from the sale of equipment for the six months ended June 30, 2015 compared to $10.8 million for the six months ended June 30, 2014.
Net cash provided by financing activities was $47.5 million for the six months ended June 30, 2015, compared to $71.0 million provided by financing activities for the six months ended June 30, 2014. The decrease in cash from financing activities was primarily due to the Refinancing which provided cash for the six months ended June 30, 2014.

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
The Revolving Credit Facility provides $425.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of June 30, 2015, the borrowing base under the Revolving Credit Facility was $425.0 million. The Revolving Credit Facility matures on November 20, 2018. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 250 basis points and base rate loans bear interest at the sum of (a) 150 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.50% if less than 33% of the daily average unused portion under the Revolving Credit Facility is utilized, 0.375% if less than 66% but at least 33% is utilized, and 0.25% if 66% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $42.5 million as of June 30, 2015, which require us to maintain (i) a consolidated total leverage ratio of not more than 5.25 to 1.00 for each fiscal quarter ended during the period from July 1, 2015 through and including September 30, 2015, stepping down to 5.00 to 1.00 for each fiscal quarter ended during the period from October 1, 2015 through and including December 31, 2015, stepping down to 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2016 through and including June 30, 2016, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from September 30, 2016 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of June 30, 2015, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $128.2 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
We entered into an amendment to our Revolving Credit Facility to, among other things, reflect the changes in our structure as a result of the Organizational Transactions.

Second Lien Loan
Our subsidiary, Neff Rental LLC, incurred the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given that LIBOR currently is less than 1.00%, our interest rate as of June 30, 2015 under the Second Lien Loan was 7.25% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 15, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period.
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
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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

Inflation
Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had and is not likely in the foreseeable future to have, a material impact on our results of operations.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, for which there were no material changes, included:

•	Valuation of Accounts Receivable;

•	Useful Lives and Salvage Value of Rental Equipment;

•	Goodwill and Intangibles with Indefinite Useful Lives;

•	Valuation of Long-Lived Assets and Intangibles with Finite Useful Lives;

•	Income Taxes;

•	Equity-Based Compensation;

•	Reserve for Claims; and

•	Payable pursuant to Tax Receivable Agreement.

Recent Accounting Pronouncements
We meet the definition of an emerging growth company under the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the six months ended June 30, 2015.

In April 2015, the FASB issued ASU 2015-03 which provides guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance is effective for private companies for fiscal years after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, and requires application on a retrospective basis. We expect to adopt this guidance when effective for private companies, and do not expect this guidance to have a material impact on our financial statements, although it will change the financial statement classification of debt issuance costs. As of June 30, 2015, $9.7 million of debt issuance costs were included in total assets in our unaudited condensed consolidated balance sheet.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility and Second Lien Loan. All outstanding indebtedness under the

Revolving Credit Facility and Second Lien Loan bears interest at a variable rate. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility and Second Lien Loan would result in a change of $0.7 million and $1.2 million, respectively, to our interest expense on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        MINE SAFETY DISCLOSURES

None.

Item 5.        OTHER INFORMATION

None.

Item 6.         EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Neff Corporation, dated as of November 26, 2014	8-K	001-36752	3.1	12/2/2014
3.2	Amended and Restated By-Laws of Neff Corporation, dated as of November 26, 2014	8-K	001-36752	3.1	12/2/2014
10.1	Amendment No. 1 to Tax Receivable Agreement, dated as of May 27, 2015, by and among Neff Corporation, Neff Holdings LLC, Wayzata Opportunities Fund II, L.P. and Wayzata Opportunities Fund Offshore II, L.P., certain members of management of Neff Holdings and certain non-executive members of its board of managers and Mark Irion, as the management representative	8-K	001-36752	10.1	06/04/2015
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEFF CORPORATION
Date	By:	/s/ Graham Hood
August 4, 2015		Graham Hood Chief Executive Officer and Director (Principal Executive Officer)
Date	By:	/s/ Mark Irion
August 4, 2015		Mark Irion Chief Financial Officer