Form 10-Q
period 2015-09-30
Neff Corp
filed 2015-11-12
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes ☒ No ☐

As of November 5, 2015, the number of shares of Class A Common Stock outstanding was 10,494,191 and the number of shares of Class B Common Stock outstanding was 14,951,625.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements regarding industry outlook, our expectations regarding the performance of our business, liquidity, our expected tax rate and benefits and estimated payments under our tax receivable agreement, expected capital expenditures, anticipated future indebtedness or financings and other non-historical statements. We use words such as "could," "may," "might," "will," "expect," "likely," "believe," "continue," "anticipate," "estimate," "intend," "plan," "project" and other similar expressions to identify some but not all forward-looking statements. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the important factors described under the caption "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “2014 10-K”).

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$232	$207
Accounts receivable, net of allowance for doubtful accounts of $2,197 in 2015 and $2,125 in 2014	60,869	66,375
Inventories	2,244	2,005
Rental equipment, net	468,534	420,245
Property and equipment, net	34,637	30,210
Prepaid expenses and other assets	15,429	16,959
Goodwill	58,765	58,765
Intangible assets, net	15,635	16,600
Total assets	$656,345	$611,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$9,338	$27,389
Accrued expenses and other liabilities	33,555	31,203
Revolving credit facility	278,000	245,200
Second lien loan, net of original issue discount	476,898	476,713
Payable pursuant to tax receivable agreement	29,081	31,557
Deferred tax liability, net	7,490	5,405
Total liabilities	834,362	817,467

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 10,494,191 and 10,476,190 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	105	105
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of September 30, 2015 and December 31, 2014	150	150
Additional paid-in capital	(111,567)	(112,185)
Retained earnings	13,153	1,599
Total stockholders' deficit	(98,159)	(110,331)
Non-controlling interest	(79,858)	(95,770)
Total stockholders' deficit and non-controlling interest	(178,017)	(206,101)
Total liabilities and stockholders' deficit and non-controlling interest	$656,345	$611,366
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
Revenues
Rental revenues	$90,532	$87,736
Equipment sales	5,559	6,561
Parts and service	3,333	3,450
Total revenues	99,424	97,747
Cost of revenues
Cost of equipment sold	3,474	3,758
Depreciation of rental equipment	21,553	18,342
Cost of rental revenues	21,186	22,045
Cost of parts and service	1,964	2,064
Total cost of revenues	48,177	46,209
Gross profit	51,247	51,538
Other operating expenses
Selling, general and administrative expenses	22,852	21,081
Other depreciation and amortization	2,678	2,441
Total other operating expenses	25,530	23,522
Income from operations	25,717	28,016
Other expenses
Interest expense	10,907	13,194
Adjustment to tax receivable agreement	411	—
Loss on interest rate swap	4,216	—
Amortization of debt issue costs	392	356
Total other expenses	15,926	13,550
Income before income taxes	9,791	14,466
(Provision for) benefit from income taxes	(347)	4,848
Net income	9,444	19,314
Less: net income attributable to non-controlling interest	6,238	19,314
Net income attributable to Neff Corporation	$3,206	$—

Net income attributable to Neff Corporation per share of Class A common stock:
Basic	$0.31
Diluted	$0.27
Weighted average shares of Class A common stock outstanding:
Basic	10,494
Diluted	12,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Revenues
Rental revenues	$249,493	$240,362
Equipment sales	18,520	17,355
Parts and service	9,724	10,125
Total revenues	277,737	267,842
Cost of revenues
Cost of equipment sold	11,864	9,877
Depreciation of rental equipment	62,280	54,831
Cost of rental revenues	58,556	59,669
Cost of parts and service	5,534	6,158
Total cost of revenues	138,234	130,535
Gross profit	139,503	137,307
Other operating expenses
Selling, general and administrative expenses	67,610	61,453
Other depreciation and amortization	7,796	7,149
Transaction bonus	—	24,506
Total other operating expenses	75,406	93,108
Income from operations	64,097	44,199
Other expenses (income)
Interest expense	32,174	28,313
Adjustment to tax receivable agreement	(2,476)	—
Loss on extinguishment of debt	—	15,896
Loss on interest rate swap	4,097	—
Amortization of debt issue costs	1,144	2,695
Total other expenses (income)	34,939	46,904
Income (loss) before income taxes	29,158	(2,705)
(Provision for) benefit from income taxes	(1,692)	4,610
Net income	27,466	1,905
Less: net income attributable to non-controlling interest	15,912	1,905
Net income attributable to Neff Corporation	$11,554	$—

Net income attributable to Neff Corporation per share of Class A common stock:
Basic	$1.10
Diluted	$0.96
Weighted average shares of Class A common stock outstanding:
Basic	10,484
Diluted	12,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AND NON-CONTROLLING INTEREST

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Non-Controlling	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	and Non-Controlling Interest
BALANCE—December 31, 2014	10,476	$105	14,952	$150	$(112,185)	$1,599	$(95,770)	$(206,101)
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	—	(283)	—	—	(283)
Equity-based compensation	—	—	—	—	901	—	—	901
Stock issued for restricted stock units	18	—	—	—	—	—	—	—
Net income	—	—	—	—	—	11,554	15,912	27,466
BALANCE—September 30, 2015	10,494	$105	14,952	$150	$(111,567)	$13,153	$(79,858)	$(178,017)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Cash Flows from Operating Activities
Net income	$27,466	$1,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,111	60,849
Amortization of debt issue costs	1,144	2,695
Amortization of intangible assets	965	1,131
Amortization of original issue discount	185	70
Gain on sale of equipment	(6,656)	(7,478)
Provision for bad debt	1,431	1,929
Equity-based compensation	901	792
Deferred income taxes	2,085	—
Adjustment to tax receivable agreement	(2,476)	—
Unrealized loss on interest rate swap	3,852	—
Loss on extinguishment of debt	—	15,896
Changes in operating assets and liabilities:
Accounts receivable	4,075	(5,293)
Inventories, prepaid expenses and other assets	147	(2,904)
Accounts payable	(1,271)	(856)
Accrued expenses and other liabilities	(1,270)	(380)
Net cash provided by operating activities	99,689	68,356
Cash Flows from Investing Activities
Purchases of rental equipment	(138,959)	(135,930)
Proceeds from sale of equipment	18,520	17,355
Purchases of property and equipment	(11,742)	(11,729)
Net cash used in investing activities	(132,181)	(130,304)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(95,239)	(464,939)
Borrowings under revolving credit facility	128,039	502,739
Proceeds from second lien loan, net	—	572,125
Distribution to members	—	(329,885)
Repayments of senior secured notes	—	(200,000)
Call premiums	—	(7,218)
Debt issue costs	—	(9,065)
Payment of costs directly associated with the issuance of Class A common stock	(283)	—
Net cash provided by financing activities	32,517	63,757
Net increase in cash and cash equivalents	25	1,809
Cash and cash equivalents, beginning of period	207	190
Cash and cash equivalents, end of period	$232	$1,999

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$32,190	$27,790
Cash paid for interest rate swap settlements	245	—
Non-Cash Investing Activities
Purchases of rental equipment included in accounts payable and other accrued liabilities at period end	$7,967	$7,764
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS AND ORGANIZATION

Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an initial public offering (the "IPO") of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase common membership units ("Common Units") in Neff Holdings LLC, ("Neff Holdings") which was wholly owned by private investment funds managed by Wayzata Investment Partners ("Wayzata") prior to the IPO. We refer to these transactions as the “Organizational Transactions”. Neff Corporation's only business is to act as the sole managing member of Neff Holdings. As a result, Neff Corporation consolidates Neff Holdings for all periods presented (see Supplemental Unaudited Condensed Consolidating Financial Statements). Neff Corporation and its consolidated subsidiaries, including Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, are referred to as the "Company", "we" or "us".

The Company owns and operates equipment rental locations in the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.
NOTE 2—BASIS OF PRESENTATION
Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s balance sheets as of September 30, 2015 and December 31, 2014, the results of its operations for the three and nine months ended September 30, 2015 and 2014, the cash flows for the nine months ended September 30, 2015 and 2014 and the changes in its stockholders’ deficit and non-controlling interest for the nine months ended September 30, 2015. Interim results may not be indicative of full year performance. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the 2014 10-K.

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

•
Statement of Stockholders' Deficit and Non-Controlling Interest - Following the IPO, Wayzata retained a portion of its economic interest in Neff Holdings directly through the ownership of Neff Holdings Common Units and these interests are included within non-controlling interest subsequent to the IPO; and

•	Statements of Cash Flows - The statements of cash flows include the historical consolidated statements of cash flows of Neff Holdings consolidated with the statement of cash flows of Neff Corporation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers critical accounting estimates to be those that require more significant judgments in the preparation of the unaudited condensed consolidated financial statements including those related to depreciation, bad debts, income taxes, self-insurance reserves, goodwill and intangible assets, derivative financial instruments, contingencies and amounts payable pursuant to the tax receivable agreement, as amended (Note 3) ("Tax Receivable Agreement"). Management relies on historical experience and other assumptions, believed

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BASIS OF PRESENTATION (Continued)
to be reasonable under the circumstances, in making its judgments and estimates. Actual results could differ from those judgments and estimates.

Goodwill and Intangible Assets

Goodwill and trademarks and tradenames are reviewed at least annually for impairment. The Company conducts annual impairment tests on October 1 of each fiscal year or whenever an indicator of impairment exists. The customer list is amortized over its useful life (Note 5). The Company expenses costs to renew or extend the term of its recognized intangible assets.
Segment Reporting
The Company's operations consist of the rental and sale of equipment, and parts and services in five regions in the United States: Florida, Atlantic, Central, Southeastern and Western. The five regions are the Company's operating segments and are aggregated into one reportable segment because they rent similar products and have similar economic characteristics. The Company operates in the United States and had minimal international sales for each of the periods presented.

Comprehensive Income (Loss)

The Company had no items of other comprehensive income (loss) in any of the periods presented.
Recently Issued Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the nine months ended September 30, 2015.

In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03 Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which provides guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance is effective for private companies for fiscal years after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, and requires application on a retrospective basis. The Company expects to adopt this guidance when effective for private companies, and does not expect this guidance to have a material impact on its financial statements, although it will change the financial statement classification of debt issuance costs. As of September 30, 2015, $9.3 million of debt issuance costs were included in total assets in the Company's unaudited condensed consolidated balance sheet.

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11") which requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current US GAAP requires that an entity measure inventory at the lower of cost or market. Market under current US GAAP could be replacement cost, net realizable value or net realizable value less a normal profit margin. This guidance is effective for private companies for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. This update should be applied prospectively. The Company expects to adopt this guidance when effective for private companies and does not expect this guidance to have a significant impact on the Company's financial statements.

NOTE 3—NON-CONTROLLING INTEREST

Following the IPO, Neff Corporation became Neff Holdings sole managing member. As a result, Neff Corporation operates and controls all of the business and affairs of Neff Holdings while owning a 41.2% minority economic interest in Neff Holdings. Therefore, on November 26, 2014, Neff Corporation began to consolidate the financial results of Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, and to record a non-controlling interest for the remaining 58.8%

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

economic interest in Neff Holdings held by Wayzata. On a stand alone basis, Neff Corporation's only sources of cash flow from operations are distributions from Neff Holdings. Net income attributable to the non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in Neff Holdings held by the non-controlling unitholders. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the carryover basis of Wayzata's capital account in Neff Holdings. Non-controlling interest is adjusted to reflect the distributions to and income allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of September 30, 2015	14,951,625	10,494,191	25,445,816
	58.8%	41.2%	100.0%

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of December 31, 2014	14,951,625	10,476,190	25,427,815
	58.8%	41.2%	100.0%

The following table summarizes the activity in non-controlling interest from December 31, 2014 to September 30, 2015 (in thousands):

Balance of non-controlling interest as of December 31, 2014	$(95,770)
Net income attributable to non-controlling interest	15,912
Balance of non-controlling interest as of September 30, 2015	$(79,858)

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), Neff Holdings does not incur significant federal or state and local income taxes, as these taxes are primarily the obligation of the members of Neff Holdings. As authorized by the Neff Holdings LLC agreement, Neff Holdings is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of Neff Holdings' earnings.

Payable Pursuant to the Tax Receivable Agreement

As of September 30, 2015, the Company recorded a liability of $29.1 million, representing the estimated payments due to Wayzata and certain members of management of Neff Holdings and certain non-executive members of its board of managers (collectively, the "Prior LLC Owners") under the Tax Receivable Agreement with the Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of the pro rata share of such items. The liability as of September 30, 2015 decreased by $2.5 million from December 31, 2014, due to the Tax Receivable Agreement Amendment (defined below) and changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to Wayzata, resulting from the sale of equipment that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The Company expects these changes from the special allocation of gain will likely occur quarterly.

On June 2, 2015, the Company, Wayzata and the Prior LLC Owners entered into an amendment to the Tax Receivable Agreement (the "Tax Receivable Agreement Amendment"), dated as of May 27, 2015. The Tax Receivable Agreement Amendment amended the Tax Receivable Agreement to eliminate any benefit to Wayzata and the Prior LLC Owners relating to tax adjustments arising from state, local or foreign taxes in order to relieve the substantial burden on the Company to calculate such benefit.

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the three and nine months ended September 30, 2015.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

Payments are anticipated to be made under the Tax Receivable Agreement when Neff Corporation utilizes a benefit. The payments are to be made in accordance with the terms of the Tax Receivable Agreement. The timing of the payments is subject to certain contingencies including Neff Corporation having sufficient taxable income to utilize the tax benefits defined in the Tax Receivable Agreement.

Obligations pursuant to the Tax Receivable Agreement, are obligations of Neff Corporation and are not obligations of Neff Holdings. They do not impact the balance of non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. In general, items of income, gain, loss and deduction are allocated on the basis of members' respective ownership interests pursuant to the Neff Holdings LLC agreement after taking into consideration all relevant sections of the Internal Revenue Code.

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

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Numerator:
Net income attributable to Neff Corporation	$3,206	$11,554
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,494	10,484
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,494	10,484
Add dilutive effect of the following:
Neff Holdings options (redeemable for cash or Class A common stock)	1,265	1,265
Neff Corporation stock options	289	289
Weighted average shares of Class A common stock outstanding, diluted	12,048	12,038
Earnings per share of Class A common stock:
Net income attributable to Neff Corporation per share of Class A common stock, basic	$0.31	$1.10
Net income attributable to Neff Corporation per share of Class A common stock, diluted	$0.27	$0.96

The shares of Class B common stock outstanding do not participate in the earnings of Neff Corporation and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INTANGIBLE ASSETS
The carrying amount and accumulated amortization of intangible assets as of September 30, 2015 and December 31, 2014, consisted of the following (in thousands, except as noted):

		September 30, 2015
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(9,206)	4,781
Total intangible assets		$24,841	$(9,206)	$15,635

		December 31, 2014
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(8,241)	5,746
Total intangible assets		$24,841	$(8,241)	$16,600
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at September 30, 2015	$9,206
Estimated amortization expense for:
Remainder of 2015	321
2016	1,070
2017	877
2018	719
2019	589
2020 through 2022	1,205
Total	$13,987
Amortization expense related to the customer list was $0.3 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense related to the customer list was $1.0 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT
Debt consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands, except percent data):

	September 30, 2015	December 31, 2014
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.5% to LIBOR plus up to 2.5% (2.5% at September 30, 2015)	$278,000	$245,200
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized discount of $2,102 in 2015 and $2,287 in 2014 (7.25% at September 30, 2015)	476,898	476,713
Total indebtedness	$754,898	$721,913
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

In May 2011, Neff Rental LLC and Neff Rental Finance Corp. (then a wholly-owned subsidiary of Neff Holdings), as co-issuers, completed a private offering of $200.0 million aggregate principal amount of 9.625% Senior Secured Notes (the “Senior Secured Notes”). The terms of the Senior Secured Notes were governed by an indenture. The obligations under the Senior Secured Notes were guaranteed by Neff Holdings and Neff LLC and were secured by a second priority security interest in substantially all of the Company’s assets. Interest on the Senior Secured Notes was payable in cash semi-annually in arrears on May 15 and November 15 of each year. The Senior Secured Notes maturity date was May 15, 2016. The Senior Secured Notes were repaid in full on June 9, 2014. Following the repayment of the Senior Secured Notes, Neff Rental Finance Corp. was dissolved on July 18, 2014.

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

The obligations under the Second Lien Credit Agreement are guaranteed by Neff Holdings and Neff LLC and are secured by a second priority security interest in substantially all of the Company’s assets. The Second Lien Loan included $2.9 million of original issue discount that is being amortized as interest expense over the term of the Second Lien Loan. The Second Lien Loan has a maturity date of June 9, 2021.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

The Company used the net proceeds from the Second Lien Loan to redeem the outstanding Senior Secured Notes, to pay a $329.9 million cash distribution to the members of Neff Holdings (the “June 2014 Distribution”), to pay incentive bonuses earned in connection with consummation of the refinancing (the "Refinancing") to management and certain members of Neff Holdings’ board of managers (the “Transaction Bonus”) and to pay fees and expenses. As a result of the repayment of the Senior Secured Notes, the Company recorded a loss on extinguishment of debt of $15.9 million (including $8.7 million of unamortized debt issue costs and $7.2 million for call premiums).

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
Accumulated amortization at September 30, 2015 for debt issue costs was $3.9 million and $0.8 million for the Revolving Credit Facility and Second Lien Loan, respectively. Accumulated amortization at December 31, 2014 for debt issue costs was $3.2 million and $0.3 million for the Revolving Credit Facility and Second Lien Loan, respectively.

The Revolving Credit Facility and Second Lien Credit Agreement contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $42.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Credit Agreement as of September 30, 2015.

The Company had $3.7 million and $4.5 million in outstanding letters of credit at September 30, 2015 and December 31, 2014, respectively, that were primarily associated with its insurance coverage. As of September 30, 2015, total availability under the Revolving Credit Facility was $143.2 million.
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

For the three months ended September 30, 2015 and 2014, the Company recognized equity-based compensation expense of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized equity-based compensation expense of $0.9 million and $0.8 million, respectively. Each Common Unit held by Wayzata or acquired by individuals upon exercise of existing options granted by Neff Holdings will be redeemable, at the election of such member, for, at Neff Corporation's option, newly issued shares of Neff Corporation's Class A common stock on a 1-for-1 basis or for a cash payment equal to the market price of one share of Neff Corporation's Class A common stock.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EQUITY—BASED COMPENSATION (Continued)
The following table summarizes equity-based compensation activity for the nine months ended September 30, 2015 (in thousands):

	Neff Corporation		Neff Holdings
	RSUs	Options	Options
Balance as of January 1, 2015	85	270	1,265
Granted	4	19	—
Exercised	(18)	—	—
Forfeited	—	—	—
Balance as of September 30, 2015	71	289	1,265

Vested	—	—	1,261
Unvested	71	289	4
Total	71	289	1,265

At September 30, 2015, there were 1.1 million additional shares available for the Company to grant under the 2014 Incentive Plan.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS
On March 24, 2015, the Company entered into an interest rate swap (the "Interest Rate Swap"), effectively converting a portion of its variable rate debt into fixed rate debt. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. The Company adjusts the accrued swap asset or liability by the amount of the monthly net settlement as settlements are made. Under the terms of the Interest Rate Swap, a monthly net settlement is made on approximately the 8th of each month for the difference between the fixed rate (see the fixed rate schedule below) and the variable rate, based upon the one month LIBOR rate on the notional amount of the Interest Rate Swap. The Interest Rate Swap has a notional amount of $200.0 million through April 8, 2020.
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
For the three months ended September 30, 2015, the Company recognized a loss on the Interest Rate Swap of $4.2 million which consisted of $4.1 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.1 million realized loss for the settlement payments made. The Company did not record a gain or loss on the Interest Rate Swap for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company recognized a loss on the Interest Rate Swap of $4.1 million which consisted of $3.9 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.2 million realized loss for the settlement payments made. The Company did not record a gain or loss on the Interest Rate Swap for the nine months ended September 30, 2014.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
	Loss Recognized in Earnings (a)	Loss Recognized in Earnings	Loss Recognized in Earnings (a)	Loss Recognized in Earnings
Interest Rate Swap	$4,216	$—	$4,097	$—

	September 30, 2015	December 31, 2014
	Fair Value of Derivative (b)	Fair Value of Derivative
Interest Rate Swap (Note 9)	$3,852	$—

(a)	Classified in Other expenses (income)—Loss on interest rate swap

(b)	Classified in Liabilities—Accrued expenses and other liabilities
NOTE 9—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximate carrying value as of September 30, 2015 and December 31, 2014, as variable interest rates approximate market rates. The Company has classified these instruments in Level 2 of the fair value hierarchy.
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
The FASB has established a framework for measuring fair value and requires that assets and liabilities measured at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
The following table provides fair value measurement information of the Company's financial liability measured on a recurring basis as of September 30, 2015 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$—	$3,852	$—
There were no transfers into or out of Level 1, 2 or 3 during the nine months ended September 30, 2015 and 2014.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES
Neff Corporation is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted primarily of its share of Neff Holdings' pre-tax income. Neff Holdings is a limited liability company that is treated as a partnership for federal and state income tax purposes. Neff Holdings is not subject to income taxes for federal and state purposes. Rather, taxable income or loss is included in the respective federal and state income tax returns of Neff Holdings' members.
The components of provision for (benefit from) income taxes included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Current expense
Federal	$—	$—	$—	$—
State and local	(527)	(4,848)	(393)	(4,610)
Total current expense	$(527)	$(4,848)	$(393)	$(4,610)
Deferred expense
Federal	$1,265	$—	$2,520	$—
State and local	(391)	—	(435)	—
Total deferred expense	874	—	2,085	—
Total	$347	$(4,848)	$1,692	$(4,610)

The following table summarizes the differences between the statutory federal income tax rate and the Company’s effective income tax rate (percent data):

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	(1.2)	—	(0.3)	—
Uncertain tax positions	(5.9)	(33.5)	(2.0)	170.4
Permanent book/tax differences	(2.7)	—	(7.9)	—
Change in tax rate	—	—	0.1	—
Non-controlling interest	(20.6)	(35.0)	(18.6)	(35.0)
Other	(1.2)	—	(0.6)	—
Effective tax rate	3.4%	(33.5)%	5.7%	170.4%

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)
The components of deferred income tax assets (liabilities) are as follows (in thousands):

	September 30, 2015	December 31, 2014
Deferred Tax Assets
Net operating loss carryforwards	$10,534	$2,535
Provision for bad debt	346	336
Accrued liabilities	592	902
Equity-based compensation	238	139
Loss on interest rate swap	606	—
Insurance/parts reserves	525	543
Straight-line rent adjustment	97	100
Uncertain tax positions	—	104
Subtotal	12,938	4,659
Less: valuation allowance	—	—
Total deferred tax assets	$12,938	$4,659
Deferred Tax Liabilities
Intangible assets	$(3,310)	$(2,841)
Deferred debt costs	(333)	(230)
Depreciation	(16,785)	(6,993)
Total deferred tax liabilities	$(20,428)	$(10,064)

Deferred Tax Liability, net	$(7,490)	$(5,405)

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
On October 1, 2010, Neff Holdings purchased substantially all of the assets of Neff Holdings Corp. and certain of its affiliates (collectively, the "Predecessor") in connection with the Predecessor's bankruptcy cases under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Acquisition").
In connection with the Acquisition, uncertain tax liabilities were assumed by Neff Holdings and are recorded in the Company's accrued expenses as of December 31, 2014. As a taxable entity, the Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. At December 31, 2014, the amount of uncertain tax positions recorded in accrued expenses was approximately $0.4 million. There were no uncertain tax positions as of September 30, 2015.
The Company's practice is to recognize interest and penalties on uncertain tax positions in income tax expense. The Company recognized accrued interest and penalties of $0.3 million as of December 31, 2014. During the third quarter of 2015, as a result of the expiration of statute of limitations, the Company reversed $0.4 million and $0.3 million in uncertain tax positions and interest and penalties, respectively. During the third quarter of 2014, as a result of the expiration of statute of limitations, the Company reversed $3.2 million and $1.7 million in uncertain tax positions and interest and penalties, respectively.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SUBSEQUENT EVENTS

On November 10, 2015, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25.0 million of shares of Class A common stock in open market and negotiated purchases from time to time, dependent upon market conditions.

The repurchases will be subject to market conditions, applicable legal requirements, the ability of the Company to receive restricted payments from its operating subsidiaries, and other factors. The share repurchase program does not obligate the Company to acquire any minimum amount of common stock, and the program may be modified, limited, extended, suspended or terminated at any time at the Company’s discretion without prior notice. The Company currently expects that repurchases under the program will be made in compliance with the SEC's Rule 10b-18.

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
ASSETS

Cash and cash equivalents	$230	$—	$—	$2	$—	$232
Accounts receivable, net	60,869	—	—	—	—	60,869
Inventories	2,244	—	—	—	—	2,244
Rental equipment, net	468,534	—	—	—	—	468,534
Property and equipment, net	34,637	—	—	—	—	34,637
Prepaid expenses and other assets	15,429	—	—	—	—	15,429
Goodwill	58,765	—	—	—	—	58,765
Investment in subsidiary	—	52,688	52,688	160,841	(266,217)	—
Intercompany	6,490	—	—	(6,490)	—	—
Intangible assets, net	15,635	—	—	—	—	15,635
Total assets	$662,833	$52,688	$52,688	$154,353	$(266,217)	$656,345

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$9,338	$—	$—	$—	$—	$9,338
Accrued expenses and other liabilities	33,555	—	—	—	—	33,555
Revolving credit facility	278,000	—	—	—	—	278,000
Second lien loan, net	476,898	—	—	—	—	476,898
Payable pursuant to tax receivable agreement	—	—	—	29,081	—	29,081
Deferred tax liability, net	—	—	—	7,490	—	7,490
Total liabilities	797,791	—	—	36,571	—	834,362

Stockholders' deficit / members' deficit
Class A Common Stock	—	—	—	105	—	105
Class B Common Stock	—	—	—	150	—	150
Additional paid-in capital	—	—	—	34,576	(146,143)	(111,567)
Retained earnings	—	—	—	13,153	—	13,153
Members' deficit	(187,646)	—	—	—	187,646	—
Accumulated surplus	52,688	52,688	52,688	—	(158,064)	—
Total stockholders' deficit / members' deficit	(134,958)	52,688	52,688	47,984	(116,561)	(98,159)
Non-controlling interest	—	—	—	69,798	(149,656)	(79,858)
Total stockholders' deficit / members' deficit and non-controlling interest	(134,958)	52,688	52,688	117,782	(266,217)	(178,017)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$662,833	$52,688	$52,688	$154,353	$(266,217)	$656,345

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
ASSETS

Cash and cash equivalents	$205	$—	$—	$2	$—	$207
Accounts receivable, net	66,375	—	—	—	—	66,375
Inventories	2,005	—	—	—	—	2,005
Rental equipment, net	420,245	—	—	—	—	420,245
Property and equipment, net	30,210	—	—	—	—	30,210
Prepaid expenses and other assets	16,959	—	—	—	—	16,959
Goodwill	58,765	—	—	—	—	58,765
Investment in subsidiary	—	25,627	25,627	148,791	(200,045)	—
Intercompany	6,206	—	—	(6,206)	—	—
Intangible assets, net	16,600	—	—	—	—	16,600
Total assets	$617,570	$25,627	$25,627	$142,587	$(200,045)	$611,366

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$27,389	$—	$—	$—	$—	$27,389
Accrued expenses and other liabilities	31,188	—	—	15	—	31,203
Revolving credit facility	245,200	—	—	—	—	245,200
Second lien loan, net	476,713	—	—	—	—	476,713
Payable pursuant to tax receivable agreement	—	—	—	31,557	—	31,557
Deferred tax liability, net	—	—	—	5,405	—	5,405
Total liabilities	780,490	—	—	36,977	—	817,467

Stockholders' deficit / members' deficit
Class A Common Stock	—	—	—	105	—	105
Class B Common Stock	—	—	—	150	—	150
Additional paid-in capital	—	—	—	33,958	(146,143)	(112,185)
Retained earnings	—	—	—	1,599	—	1,599
Members' deficit	(188,547)	—	—	—	188,547	—
Accumulated surplus	25,627	25,627	25,627	—	(76,881)	—
Total stockholders' deficit / members' deficit	(162,920)	25,627	25,627	35,812	(34,477)	(110,331)
Non-controlling interest	—	—	—	69,798	(165,568)	(95,770)
Total stockholders' deficit / members' deficit and non-controlling interest	(162,920)	25,627	25,627	105,610	(200,045)	(206,101)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$617,570	$25,627	$25,627	$142,587	$(200,045)	$611,366

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
Revenues
Rental revenues	$90,532	$—	$—	$—	$—	$90,532
Equipment sales	5,559	—	—	—	—	5,559
Parts and service	3,333	—	—	—	—	3,333
Total revenues	99,424	—	—	—	—	99,424
Cost of revenues
Cost of equipment sold	3,474	—	—	—	—	3,474
Depreciation of rental equipment	21,553	—	—	—	—	21,553
Cost of rental revenues	21,186	—	—	—	—	21,186
Cost of parts and service	1,964	—	—	—	—	1,964
Total cost of revenues	48,177	—	—	—	—	48,177
Gross profit	51,247	—	—	—	—	51,247
Other operating expenses
Selling, general and administrative expenses	22,852	—	—	—	—	22,852
Other depreciation and amortization	2,678	—	—	—	—	2,678
Total other operating expenses	25,530	—	—	—	—	25,530
Income from operations	25,717	—	—	—	—	25,717
Other expenses
Interest expense	10,907	—	—	—	—	10,907
Adjustment to tax receivable agreement	—	—	—	411	—	411
Loss on interest rate swap	4,216	—	—	—	—	4,216
Amortization of debt issue costs	392	—	—	—	—	392
Total other expenses	15,515	—	—	411	—	15,926
Income (loss) before income taxes	10,202	—	—	(411)	—	9,791
Equity earnings in subsidiaries	—	10,608	10,608	4,370	(25,586)	—
Benefit from (provision for) income taxes	406	—	—	(753)	—	(347)
Net income	10,608	10,608	10,608	3,206	(25,586)	9,444
Less: net income attributable to non-controlling interest	6,238	6,238	6,238	—	(12,476)	6,238
Net income attributable to Neff Corporation	$4,370	$4,370	$4,370	$3,206	$(13,110)	$3,206

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
Revenues
Rental revenues	$249,493	$—	$—	$—	$—	$249,493
Equipment sales	18,520	—	—	—	—	18,520
Parts and service	9,724	—	—	—	—	9,724
Total revenues	277,737	—	—	—	—	277,737
Cost of revenues
Cost of equipment sold	11,864	—	—	—	—	11,864
Depreciation of rental equipment	62,280	—	—	—	—	62,280
Cost of rental revenues	58,556	—	—	—	—	58,556
Cost of parts and service	5,534	—	—	—	—	5,534
Total cost of revenues	138,234	—	—	—	—	138,234
Gross profit	139,503	—	—	—	—	139,503
Other operating expenses
Selling, general and administrative expenses	67,610	—	—	—	—	67,610
Other depreciation and amortization	7,796	—	—	—	—	7,796
Total other operating expenses	75,406	—	—	—	—	75,406
Income from operations	64,097	—	—	—	—	64,097
Other expenses (income)
Interest expense	32,174	—	—	—	—	32,174
Adjustment to tax receivable agreement	—	—	—	(2,476)	—	(2,476)
Loss on interest rate swap	4,097	—	—	—	—	4,097
Amortization of debt issue costs	1,144	—	—	—	—	1,144
Total other expenses (income)	37,415	—	—	(2,476)	—	34,939
Income before income taxes	26,682	—	—	2,476	—	29,158
Equity earnings in subsidiaries	—	27,061	27,061	11,149	(65,271)	—
Benefit from (provision for) income taxes	379	—	—	(2,071)	—	(1,692)
Net income	27,061	27,061	27,061	11,554	(65,271)	27,466
Less: net income attributable to non-controlling interest	15,912	15,912	15,912	—	(31,824)	15,912
Net income attributable to Neff Corporation	$11,149	$11,149	$11,149	$11,554	$(33,447)	$11,554

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation	Eliminations	Total
Cash Flows from Operating Activities
Net income	$27,061	$27,061	$27,061	$11,554	$(65,271)	$27,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	69,111	—	—	—	—	69,111
Amortization of debt issue costs	1,144	—	—	—	—	1,144
Amortization of intangible assets	965	—	—	—	—	965
Amortization of original issue discount	185	—	—	—	—	185
Gain on sale of equipment	(6,656)	—	—	—	—	(6,656)
Provision for bad debt	1,431	—	—	—	—	1,431
Equity-based compensation	901	—	—	—	—	901
Deferred income taxes	—	—	—	2,085	—	2,085
Adjustment to tax receivable agreement	—	—	—	(2,476)	—	(2,476)
Unrealized loss on interest rate swap	3,852	—	—	—	—	3,852
Equity earnings in subsidiaries	—	(27,061)	(27,061)	(11,149)	65,271	—
Changes in operating assets and liabilities:
Accounts receivable	4,075	—	—	—	—	4,075
Inventories, prepaid expenses and other assets	147	—	—	—	—	147
Accounts payable	(1,271)	—	—	—	—	(1,271)
Accrued expenses and other liabilities	(1,255)	—	—	(15)	—	(1,270)
Net cash provided by (used in) operating activities	99,690	—	—	(1)	—	99,689
Cash Flows from Investing Activities
Purchases of rental equipment	(138,959)	—	—	—	—	(138,959)
Proceeds from sale of equipment	18,520	—	—	—	—	18,520
Purchases of property and equipment	(11,742)	—	—	—	—	(11,742)
Net cash used in investing activities	(132,181)	—	—	—	—	(132,181)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(95,239)	—	—	—	—	(95,239)
Borrowings under revolving credit facility	128,039	—	—	—	—	128,039
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	(283)	—	(283)
Intercompany	(284)	—	—	284	—	—
Net cash provided by financing activities	32,516	—	—	1	—	32,517
Net increase in cash and cash equivalents	25	—	—	—	—	25
Cash and cash equivalents, beginning of period	205	—	—	2	—	207
Cash and cash equivalents, end of period	$230	$—	$—	$2	$—	$232

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. The historical financial data discussed below reflects the historical results of operations and financial condition of Neff Holdings and its consolidated subsidiaries prior to Neff Corporation’s IPO completed on November 26, 2014 and Neff Corporation and its consolidated subsidiaries, including Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, subsequent to the IPO. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our expected tax rate and benefits and estimated amounts payable pursuant to the Tax Receivable Agreement, liquidity, expected capital expenditures, anticipated future indebtedness or financings and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" set forth in our 2014 10-K for the year ended December 31, 2014. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Financial Highlights
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, a focus on operating leverage and margin expansion. In particular, we have focused on maximizing returns from improving construction activity in the markets we operate in by increasing rental rates and by increasing the amount of rental equipment in our existing network of 64 branch locations. As a result, our Adjusted EBITDA (as defined below) increased 2.6% to $136.8 million for the nine months ended September 30, 2015 as compared to the prior year.

"EBITDA" is defined as net income (loss) plus interest expense, provision for (benefit from) income taxes, depreciation of rental equipment, other depreciation and amortization and amortization of debt issue costs. "Adjusted EBITDA" is defined as EBITDA further adjusted to give effect to non-cash items and other items that we do not consider to be indicative of our ongoing operations. Adjusted EBITDA is not a measure of performance in accordance with US GAAP and should not be considered as an alternative to net income (loss) or operating cash flows determined in accordance with US GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management's discretionary use, as it excludes certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this quarterly report on Form 10-Q is appropriate because securities analysts, investors and other interested parties use these non-US GAAP financial measures as important measures of assessing our operating performance across periods on a consistent basis. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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
The following table reconciles EBITDA and Adjusted EBITDA to our net income for the periods indicated:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
	(in thousands of dollars)
Net income	$9,444	$19,314	$27,466	$1,905
Interest expense	10,907	13,194	32,174	28,313
Provision for (benefit from) income taxes	347	(4,848)	1,692	(4,610)
Depreciation of rental equipment	21,553	18,342	62,280	54,831
Other depreciation and amortization	2,678	2,441	7,796	7,149
Amortization of debt issue costs	392	356	1,144	2,695
EBITDA	45,321	48,799	132,552	90,283
Loss on extinguishment of debt(a)	—	—	—	15,896
Transaction bonus(b)	—	—	—	24,506
Rental split expense(c)	662	1,131	1,765	1,876
Equity-based compensation(d)	227	263	901	792
Adjustment to tax receivable agreement(e)	411	—	(2,476)	—
Loss on interest rate swap(f)	4,216	—	4,097	—
Adjusted EBITDA	$50,837	$50,193	$136,839	$133,353

(a)	Represents expenses and realized losses that were incurred in connection with the redemption of our Senior Secured Notes.

(b)	Represents payments made in connection with the consummation of the Refinancing to management and certain members of Neff Holdings' board of managers.

(c)
Represents cash payments made to suppliers of equipment in connection with rental split expense, which payments are credited against the purchase price of the applicable equipment if the Company elects to purchase that equipment. See "—Results of Operations" for a discussion of rental split expense.

(d)	Represents non-cash equity-based compensation expense recorded in the periods presented in accordance with US GAAP.

(e)	Represents adjustment to tax receivable agreement related to changes in estimates used in the calculation of the tax receivable agreement.

(f)	Represents loss on interest rate swap related to adjustments to fair value.

Company Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase Common Units in Neff Holdings which was wholly owned by private investment funds managed by Wayzata prior to the IPO.

The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the consolidated results of the Company.
Neff Corporation, is the sole managing member of Neff Holdings and owns Common Units of Neff Holdings representing a 41.2% equity interest in Neff Holdings, as of September 30, 2015. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.

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

Neff Holdings has historically been and will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Rather, taxable income or loss is included in the respective U.S. federal income tax returns of Neff Holdings' members. Neff Corporation will be subject to income taxes as follows:

•
Provision For (Benefit From) Income Tax—We are a taxpayer subject to income taxes at rates generally applicable to C corporations, and therefore our results of operations are affected by the amount of accruals for tax benefits or payments that Neff Holdings (as a partnership for U.S. federal income tax purposes) historically has not reflected in its results of operations. Our combined statutory federal and state income tax rate for all periods presented in this Form 10-Q is approximately 39.0%.

•
Potential Tax Benefit Due to Special Allocations in connection with the IPO and Future Step-up In Basis—As a result of the Organizational Transactions and pursuant to U.S. Treasury regulations governing the purchase of an equity interest in a partnership (including a limited liability company such as Neff Holdings that is taxed as a partnership) at a time when the assets of the partnership have a fair market value in excess of the tax basis, our purchase of Neff Holdings' Common Units directly from Neff Holdings with a portion of the proceeds from the IPO resulted in certain special allocations of Neff Holdings' items of loss or deduction to us over time that are in excess of our pro rata share of such items of loss or deduction pursuant to Section 704(c) of the Internal Revenue Code. The principles of Section 704(c) may also serve to allocate items of income or gain to Wayzata as a result of subsequent dispositions of assets to take into account the difference between the fair market value and basis difference at the time of the Organizational Transactions. We may obtain an increase in our share of the tax basis of the assets of Neff Holdings in the future, when each Prior LLC Owner receives shares of our Class A common stock or cash at our election in connection with an exercise of such Prior LLC Owner's right to have Common Units in Neff Holdings held by such Prior LLC Owner redeemed by Neff Holdings or, at the election of Neff Corporation, exchanged (which we intend to treat as our direct purchase of Common Units from such Prior LLC Owner for U.S. federal income and other applicable tax purposes, regardless of whether such Common Units are surrendered by a Prior LLC Owner to Neff Holdings for redemption or sold to us upon the exercise of our election to acquire such Common Units directly). The special allocations and step-up in tax basis described above may result in a reduction in the amount of taxes that we are required to pay relative to the amount of taxes payable by other members of Neff Holdings who are similarly situated but who do not receive a similar step-up in basis or special allocations.

•
Tax Receivable Agreement—Under the Tax Receivable Agreement with our Prior LLC Owners, we are obligated to pay to our Prior LLC Owners 85.0% of the amount of tax benefits, if any, that we actually realize (or in some circumstances are deemed to realize) as a result of the step-up in basis and special allocations discussed above. We account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future redemptions or exchanges as follows:

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

Key Performance Measures
From time to time we use certain key performance measures in evaluating our business and results of operations and we may refer to one or more of these key performance measures in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These key performance measures, in addition to Adjusted EBITDA, include:

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

•
Cost of Equipment Sold:  relates primarily to the net book value of our used rental fleet that is sold in the ordinary course of our active fleet management. To a much lesser extent, this line item also includes the net book value of ancillary new equipment that is sold.

•
Depreciation of Rental Equipment:  relates to the depreciation of the cost of equipment in our rental fleet and is generally calculated on a straight-line basis over the estimated service life of the asset (generally two to eight years with a 10% to 20% residual value).

•
Cost of Rental Revenues:  relates primarily to the delivery and retrieval of rental equipment (including fuel), maintenance and repairs to our rental equipment fleet (including parts), and labor costs and related payroll expenses (such as insurance, benefits and overtime) for drivers and mechanics. This line item also includes the portion of rental revenues paid over to Original Equipment Manufacturers ("OEMs") under rental splits (described below) that we may have in place from time to time.

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

•
Other Depreciation and Amortization:  relates primarily to depreciation of non-rental property, plant and equipment, such as trucks and trailers used to transport rental equipment as well as office equipment and amortization of intangibles such as customer lists.

•
Interest Expense:  relates primarily to interest expense incurred in connection with our long-term debt facilities and the amortization of the related original issue discount, in each case for the periods in which those debt obligations were outstanding.

We utilize rental splits in our operations. Rental splits are a consignment arrangement of new equipment by OEMs in which we hold their equipment in our rental fleet for a period of time (typically between three and 12 months) and agree to share with the OEM a percentage of the rental revenue we receive on the rental of that unit. We do not take title to the unit under this arrangement and we can return the unit to the OEM at any time, at no additional cost to us. We also can elect to purchase the unit from the OEM from time to time. The revenue we pay to the OEM under rental splits is expensed in cost of rental revenues on our statements of operations, but added back to Adjusted EBITDA in order to maintain comparability to our results from period to period. If we exercise the option to purchase the unit, the unit becomes part of our rental fleet and is depreciated, with depreciation added back to Adjusted EBITDA. Before we exercise the option to purchase a unit, we count the unit as part of our rental fleet for OEC calculations but do not depreciate the unit.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table illustrates our operating activity for the three months ended September 30, 2015 and the three months ended September 30, 2014.

	Three Months Ended September 30,
	2015	2014	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$90,532	$87,736	3.2
Equipment sales	5,559	6,561	(15.3)
Parts and service	3,333	3,450	(3.4)
Total revenues	99,424	97,747	1.7
Cost of revenues
Cost of equipment sold	3,474	3,758	(7.6)
Depreciation of rental equipment	21,553	18,342	17.5
Cost of rental revenues	21,186	22,045	(3.9)
Cost of parts and service	1,964	2,064	(4.8)
Total cost of revenues	48,177	46,209	4.3
Gross profit	51,247	51,538	(0.6)
Other operating expenses
Selling, general and administrative expenses	22,852	21,081	8.4
Other depreciation and amortization	2,678	2,441	9.7
Total other operating expenses	25,530	23,522	8.5
Income from operations	25,717	28,016	(8.2)
Other expenses
Interest expense	10,907	13,194	(17.3)
Adjustment to tax receivable agreement	411	—	nm
Loss on interest rate swap	4,216	—	nm
Amortization of debt issue costs	392	356	10.1
Total other expenses	15,926	13,550	17.5
Income before income taxes	9,791	14,466	(32.3)
(Provision for) benefit from income taxes	(347)	4,848	nm
Net income	$9,444	$19,314	(51.1)
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the three months ended September 30, 2015 increased 1.7% to $99.4 million from $97.7 million for the three months ended September 30, 2014. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the three months ended September 30, 2015 increased 3.2% to $90.5 million from $87.7 million for the three months ended September 30, 2014. The increase in rental revenues was primarily due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet, partially offset by a decrease in the time utilization of the larger fleet. We estimate that our rental rates decreased 0.1%, as compared to the three months ended September 30, 2014. For the three months ended September 30, 2015, the average OEC of our rental fleet increased by 8.5% to $780.2 million from $718.9 million at September 30, 2014, as a result of increased capital expenditures. Time utilization for the three months ended September 30, 2015 decreased slightly to 69.2% from 70.9% for the three months ended September 30, 2014.
Equipment Sales.     Equipment sales for the three months ended September 30, 2015 decreased 15.3% to $5.6 million from $6.6 million for the three months ended September 30, 2014. The decrease in equipment sales revenues was primarily due to decreased volume of sales of used equipment.

Parts and Service.     Revenues from the sales of parts and service for the three months ended September 30, 2015 decreased 3.4% to $3.3 million from $3.5 million for the three months ended September 30, 2014. The decrease in these revenues for the three months ended September 30, 2015 was primarily due to decreased parts, repair and fuel costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment decreased 7.6% to $3.5 million for the three months ended September 30, 2015 from $3.8 million for the three months ended September 30, 2014. The decrease in costs associated with the sale of rental equipment was due primarily to the decrease in equipment sales for the three months ended September 30, 2015.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 17.5% to $21.6 million for the three months ended September 30, 2015 from $18.3 million for the three months ended September 30, 2014. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 23.8% for the three months ended September 30, 2015 and was 20.9% for the three months ended September 30, 2014. The increase in depreciation of rental equipment as a percentage of rental revenues was primarily due to an increase in the size of our rental fleet and the lack of a corresponding increase in rental revenues which was impacted by decreased rental activity among our customers operating in the oil and gas markets.
Cost of Rental Revenues.    Costs associated with our rental revenues decreased 3.9% to $21.2 million for the three months ended September 30, 2015 from $22.0 million for the three months ended September 30, 2014. The decrease in cost of rental revenues was primarily a result of decreases in fuel, insurance and rental split expenses offset partially by increased payroll and payroll related expenses. As a percentage of rental revenues, cost of rental revenues decreased to 23.4% for the three months ended September 30, 2015 from 25.1% for the three months ended September 30, 2014. This decrease was primarily attributable to the increase in comparative rental revenues, since cost of rental revenues includes fixed costs that generally do not increase at the same rate as the increase in rental revenue.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues decreased 4.8% to $2.0 million for the three months ended September 30, 2015 from $2.1 million for the three months ended September 30, 2014 primarily due to decreased fuel costs.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 30, 2015 increased $1.8 million, or 8.4%, to $22.9 million from $21.1 million for the three months ended September 30, 2014. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $0.6 million primarily as a result of higher salaries and increased commissions. Public company expenses in the form of professional fees, investor relations and director and officer insurance expenses also increased by $0.6 million. As a percentage of total revenues, selling, general and administrative expenses were 23.0% for the three months ended September 30, 2015, an increase of 6.5% from 21.6% for the three months ended September 30, 2014, primarily as a result of the increases in public company expenses and payroll and payroll related expenses.
Other Depreciation and Amortization.    Other depreciation and amortization expense increased 9.7% to $2.7 million for the three months ended September 30, 2015 from $2.4 million for the three months ended September 30, 2014. The increase was primarily due to an increase in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the three months ended September 30, 2015 decreased 17.3% to $10.9 million from $13.2 million for the three months ended September 30, 2014. The decrease in interest expense was primarily due to the decrease in outstanding debt as a result of the prepayment of $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO.

Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the three months ended September 30, 2015 was $0.4 million. The adjustment was primarily due to the Tax Receivable Agreement Amendment and to changes in estimated future payments. There was no adjustment to the Tax Receivable Agreement for the three months ended September 30, 2014.

Loss on Interest Rate Swap. Loss on interest rate swap for the three months ended September 30, 2015 was $4.2 million which consisted of $4.1 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.1 million realized loss for the settlement payments made. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. There was no gain or loss on the Interest Rate Swap for the three months ended September 30, 2014.

Amortization of Debt Issue Costs.    Amortization of debt issue costs for the three months ended September 30, 2015 increased 10.1% to $0.4 million for the three months ended September 30, 2014. The increase in amortization of debt issue costs was primarily due to debt issue costs related to amendments to our Second Lien Loan and Revolving Credit Facility made in connection with our IPO.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table illustrates our operating activity for the nine months ended September 30, 2015 and the nine months ended September 30, 2014.

	Nine Months Ended September 30,
	2015	2014	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$249,493	$240,362	3.8
Equipment sales	18,520	17,355	6.7
Parts and service	9,724	10,125	(4.0)
Total revenues	277,737	267,842	3.7
Cost of revenues
Cost of equipment sold	11,864	9,877	20.1
Depreciation of rental equipment	62,280	54,831	13.6
Cost of rental revenues	58,556	59,669	(1.9)
Cost of parts and service	5,534	6,158	(10.1)
Total cost of revenues	138,234	130,535	5.9
Gross profit	139,503	137,307	1.6
Other operating expenses
Selling, general and administrative expenses	67,610	61,453	10.0
Other depreciation and amortization	7,796	7,149	9.1
Transaction bonus	—	24,506	nm
Total other operating expenses	75,406	93,108	(19.0)
Income from operations	64,097	44,199	45.0
Other expenses (income)
Interest expense	32,174	28,313	13.6
Adjustment to tax receivable agreement	(2,476)	—	nm
Loss on extinguishment of debt	—	15,896	nm
Loss on interest rate swap	4,097	—	nm
Amortization of debt issue costs	1,144	2,695	(57.6)
Total other expenses (income)	34,939	46,904	(25.5)
Income (loss) before income taxes	29,158	(2,705)	nm
(Provision for) benefit from income taxes	(1,692)	4,610	nm
Net income	$27,466	$1,905	nm
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the nine months ended September 30, 2015 increased 3.7% to $277.7 million from $267.8 million for the nine months ended September 30, 2014. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the nine months ended September 30, 2015 increased 3.8% to $249.5 million from $240.4 million for the nine months ended September 30, 2014. The increase in rental revenues was primarily due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in rental rates, partially offset by a decrease in the time utilization of the larger fleet. We estimate that our rental rates increased 1.8%, as compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the average OEC of our rental fleet increased by 11.2% to $755.0 million from $678.8 million at September 30, 2014, as a result of increased capital expenditures. Time utilization for the nine months ended September 30, 2015 decreased to 66.7% from 70.5% for the nine months ended September 30, 2014 primarily due to extreme weather conditions in several of our regions combined with decreased rental activity among our customers operating in the oil and gas markets.
Equipment Sales.     Equipment sales for the nine months ended September 30, 2015 increased 6.7% to $18.5 million from $17.4 million for the nine months ended September 30, 2014. The increase in equipment sales revenues was primarily due to increased volume and mix of sales of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the nine months ended September 30, 2015 decreased 4.0% to $9.7 million from $10.1 million for the nine months ended September 30, 2014. The decrease in these revenues for the nine months ended September 30, 2015 was primarily due to decreased parts, repair and fuel costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment increased 20.1% to $11.9 million for the nine months ended September 30, 2015 from $9.9 million for the nine months ended September 30, 2014. The increase in costs associated with the sale of rental equipment was due primarily to the increase in equipment sales for the nine months ended September 30, 2015.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 13.6% to $62.3 million for the nine months ended September 30, 2015 from $54.8 million for the nine months ended September 30, 2014. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 25.0% for the nine months ended September 30, 2015 and was 22.8% for the nine months ended September 30, 2014. The increase in depreciation of rental equipment as a percentage of rental revenues was primarily due to increases in the size of our rental fleet and the lack of a corresponding increase in rental revenues which was impacted by extreme weather and decreased rental activity among our customers operating in the oil and gas markets.
Cost of Rental Revenues.    Costs associated with our rental revenues decreased 1.9% to $58.6 million for the nine months ended September 30, 2015 from $59.7 million for the nine months ended September 30, 2014. The decrease in cost of rental revenues was primarily a result of decreases in fuel and insurance expenses and rental splits, partially offset by increased payroll and payroll related expenses. As a percentage of rental revenues, cost of rental revenues decreased to 23.5% for the nine months ended September 30, 2015 from 24.8% for the nine months ended September 30, 2014. This decrease was primarily attributable to the increase in comparative rental revenues, since cost of rental revenues includes fixed costs that generally do not increase at the same rate as the increase in rental revenue.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues decreased 10.1% to $5.5 million for the nine months ended September 30, 2015 from $6.2 million for the nine months ended September 30, 2014 primarily due to decreased fuel and repair costs.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 30, 2015 increased $6.2 million, or 10.0%, to $67.6 million from $61.5 million for the nine months ended September 30, 2014. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $1.8 million primarily as a result of higher salaries, payroll taxes and increased commissions. Public company expenses in the form of professional fees, investor relations and director and officer insurance expenses also increased by $3.2 million. As a percentage of total revenues, selling, general and administrative expenses were 24.3% for the nine months ended September 30, 2015, an increase of 6.1% from 22.9% for the nine months ended September 30, 2014, primarily as a result of the increase in public company expenses.
Other Depreciation and Amortization.    Other depreciation and amortization expense increased 9.1% to $7.8 million for the nine months ended September 30, 2015 from $7.1 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in depreciation expense for property and equipment.
Transaction Bonus. Transaction bonus expense for the nine months ended September 30, 2014 was $24.5 million. This amount reflects payments made in connection with the consummation of the Refinancing. There was no transaction bonus for the nine months ended September 30, 2015.

Interest Expense.    Interest expense for the nine months ended September 30, 2015 increased 13.6% to $32.2 million from $28.3 million for the nine months ended September 30, 2014. The increase in interest expense was primarily due to the increase in outstanding debt as a result of the Refinancing.
Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the nine months ended September 30, 2015 was $2.5 million. The adjustment was primarily due to the Tax Receivable Agreement Amendment and to changes in estimated future payments. There was no adjustment to the Tax Receivable Agreement for the nine months ended September 30, 2014.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $15.9 million for the nine months ended September 30, 2014. The loss on extinguishment of debt included the write-off of $8.7 million in unamortized debt issue costs on the Senior Secured Notes, as well as $7.2 million paid in call premiums, paid in connection with the redemption of the Senior Secured Notes. There was no loss on extinguishment of debt for the nine months ended September 30, 2015.
Loss on Interest Rate Swap. Loss on interest rate swap for the nine months ended September 30, 2015 was $4.1 million and included $3.9 million of unrealized losses on the Interest Rate Swap related to the change in fair value and $0.2 million of settlement payments made. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. There was no gain or loss on the Interest Rate Swap for the nine months ended September 30, 2014.
Amortization of Debt Issue Costs.    Amortization of debt issue costs for the nine months ended September 30, 2015 decreased 57.6% to $1.1 million from $2.7 million for the nine months ended September 30, 2014. The decrease in amortization of debt issue costs was primarily due to debt issue costs related to the Second Lien Loan being amortized over a longer term than the debt issue costs related to the Senior Secured Notes.
Liquidity and Capital Resources
Overview
Our principal needs for liquidity historically have been the purchase of rental fleet equipment, other capital expenditures, including delivery vehicles, funding startup costs for new branch locations and debt service. These will be our principal liquidity needs going forward, in addition to payments under the Tax Receivable Agreement and any share repurchases we make in the future under our newly announced share repurchase program.
Our largest use of liquidity has been and will continue to be the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the nine months ended September 30, 2015 and 2014, our net capital expenditures totaled approximately $120.4 million and $118.6 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
We also use our liquidity to finance other non-rental equipment capital expenditures, typically consisting of delivery vehicles, property, plant and equipment and funding startup costs for new branch locations. The liquidity required to open a new branch location typically ranges from $5.0 million to $10.0 million, the majority of which consists of acquisitions of rental fleet equipment for the new branch location.
For the nine months ended September 30, 2015 and 2014, our purchases of property, plant and equipment totaled approximately $11.7 million. We expect other capital expenditures for the full years 2015 and 2016 to be in a similar range. We have historically financed these other capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility, and we expect that to continue in the future.
We will use liquidity going forward to make any required payments under the Tax Receivable Agreement. Payments for tax benefits related to the Tax Receivable Agreement for the year ended December 31, 2015 are currently estimated to be as much as $11.9 million and would be paid in 2016. However, we expect the actual payments under the Tax Receivable Agreement could vary depending on a number of factors.

In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and negotiated purchases from time to time, dependent upon market conditions.

Absent an event triggering a mandatory prepayment under the terms of our Second Lien Loan as of September 30, 2015, we are not required to make principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of September 30, 2015, our principal sources of liquidity consisted of $0.2 million of cash and cash equivalents and availability of $143.2 million under our Revolving Credit Facility, subject to customary borrowing conditions. We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months.

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

Cash Flows for the Nine Months Ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, our operating activities provided net cash flow of $99.7 million as compared to $68.4 million for the nine months ended September 30, 2014. The increase in cash flows from operating activities was due primarily to the payment of the Transaction Bonus earned in connection with the consummation of the Refinancing to management and certain members of Neff Holdings' board of managers which was paid in the nine months ended September 30, 2014 and was not paid in the nine months ended September 30, 2015.
Cash used in investing activities was $132.2 million for the nine months ended September 30, 2015 as compared to $130.3 million for the nine months ended September 30, 2014. Cash used for the purchase of rental equipment was $139.0 million for the nine months ended September 30, 2015, compared to $135.9 million for the nine months ended September 30, 2014. We received $18.5 million in cash proceeds from the sale of equipment for the nine months ended September 30, 2015 compared to $17.4 million for the nine months ended September 30, 2014.
Net cash provided by financing activities was $32.5 million for the nine months ended September 30, 2015, compared to $63.8 million provided by financing activities for the nine months ended September 30, 2014. The decrease in cash from financing activities was primarily due to the Refinancing which provided cash for the nine months ended September 30, 2014.

Revolving Credit Facility
On October 1, 2010, certain of our subsidiaries entered into the Revolving Credit Facility with a syndicate of banks and financial institutions including Bank of America, N.A. and Wells Fargo Capital Finance, LLC as the co-collateral agents. Bank of America, N.A. is the agent, swing-line lender and letter of credit issuer. The Revolving Credit Facility was amended and restated on November 20, 2013, and further amended on June 9, 2014 as part of the Refinancing.
The Revolving Credit Facility provides $425.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of September 30, 2015, the borrowing base under the Revolving Credit Facility was $425.0 million. The Revolving Credit Facility matures on November 20, 2018. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 250 basis points and base rate loans bear interest at the sum of (a) 150 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.50% if less than 33% of the daily average unused portion under the Revolving Credit Facility is utilized, 0.375% if less than 66% but at least 33% is utilized, and 0.25% if 66% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $42.5 million as of September 30, 2015, which require us to maintain (i) a consolidated total leverage ratio of not more than 5.25 to 1.00 for each fiscal quarter ended during the period from July 1, 2015 through and including September 30, 2015, stepping down to 5.00 to 1.00 for each fiscal quarter ended during the period from October 1, 2015 through and including December 31, 2015, stepping down to 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2016 through and including June 30, 2016, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from September 30, 2016 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of September 30, 2015, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $143.2 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
We entered into an amendment to our Revolving Credit Facility to, among other things, reflect the changes in our structure as a result of the Organizational Transactions.
Second Lien Loan
Our subsidiary, Neff Rental LLC, incurred the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given that LIBOR currently is less than 1.00%, our interest rate as of September 30, 2015 under the Second Lien Loan was 7.25% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 31, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period. Additionally, we must make mandatory prepayments of principal on the Second Lien Loan if we receive net cash proceeds from asset sales (as defined in the Second Lien Loan) or the issuance or incurrence of indebtedness (except for permitted refinancing debt as defined in the Second Lien Loan).
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
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
In the normal course of our business activities, we lease real estate for our headquarters and branch locations and we may from time to time lease rental equipment and non-rental equipment under operating leases. See "—Contractual and Commercial Commitments."

Contractual and Commercial Commitments
There have been no material changes from the information included in our 2014 10-K for the year ended December 31, 2014.

Inflation
Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had and is not likely in the foreseeable future to have, a material impact on our results of operations.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2014 10-K for the year ended December 31, 2014. The only change made to our critical accounting policies and estimates during the nine months ended September 30, 2015 was the addition of payable pursuant to tax receivable agreement to the following listing of our critical accounting policies and estimates:

•	Valuation of accounts receivable;

•	Useful lives and salvage value of rental equipment;

•	Goodwill and intangibles with indefinite useful lives;

•	Valuation of long-lived assets and intangibles with finite useful lives;

•	Income taxes;

•	Equity-based compensation;

•	Reserve for claims; and

•	Payable pursuant to tax receivable agreement.
Recent Accounting Pronouncements
We meet the definition of an emerging growth company under the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the nine months ended September 30, 2015.

In April 2015, the FASB issued ASU 2015-03 which provides guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance is effective for private companies for fiscal years after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, and requires application on a retrospective basis. We expect to adopt this guidance when effective for private companies, and do not expect this guidance to have a material impact on our financial statements, although it will change the financial statement classification of debt issuance costs. As of September 30, 2015, $9.3 million of debt issuance costs were included in total assets in our unaudited condensed consolidated balance sheet.

In July 2015, the FASB issued ASU 2015-11 which requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current US GAAP requires that an entity measure inventory at the lower of cost or market. Market under current US GAAP could be replacement cost, net realizable value or net realizable value less a normal profit margin. This guidance is effective for private companies for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. This update should be applied prospectively. We expect to adopt this guidance when effective for private companies and do not expect this guidance to have a significant impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 1A.    RISK FACTORS

Item 1A of Part I of our 2014 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. The information below updates, and should be read in conjunction with, the risk factors in our 2014 Form 10-K. We encourage you to read these risk factors in their entirety.

We cannot assure our stockholders that our share repurchase program will enhance long-term stockholder value. Share repurchases, if any, could increase the volatility of the price of our Class A common stock and could increase our debt.

In November 2015, our board of directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock in open market or privately negotiated transactions for an aggregate purchase price not to exceed $25 million. Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including market and business conditions, the trading price of the Company's Class A Common Stock, the nature of other investment or strategic opportunities, the rate of dilution of our equity compensation program, the availability of adequate funds, and other factors.

Any repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. Additionally, repurchases under our share repurchase program will increase our debt, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. The repurchase program may in the future be limited, suspended or discontinued at any time without prior notice and any such limitation, suspension or discontinuation could cause the market price of our Class A Common Stock to decline. There can be no assurance that we will repurchase shares of our Class A Common Stock under our share repurchase program or that any future repurchases will have a positive impact on the trading price of our Class A Common Stock or earnings per share.

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

NEFF CORPORATION
Date:	November 12, 2015	By:	/s/ Graham Hood
Graham Hood Chief Executive Officer and Director (Principal Executive Officer)
Date:	November 12, 2015	By:	/s/ Mark Irion
Mark Irion Chief Financial Officer