Form 10-K
period 2015-12-31
Neff Corp
filed 2016-03-08
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File No. 001-36752

Neff Corporation
(Exact name of registrant as specified in its charter)

Delaware	37-1773826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 N.W. 87th Avenue, Suite 400 Miami, FL 33178
(Address of principal executive offices) (zip code)

(305) 513-3350
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of each exchange on which registered
Class A Common Stock, par value $.01 per share                New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

As of June 30, 2015, the number of shares of Class A Common Stock outstanding was 10,476,190. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2015 was approximately $105.7 million, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $10.09.
As of February 29, 2016, the number of shares of Class A Common Stock outstanding was 10,380,781 and the number of shares of Class B Common Stock outstanding was 14,951,625.

DOCUMENTS INCORPORATED BY REFERENCE:
Related Section	DOCUMENTS
Part III
Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements regarding industry outlook, our expectations regarding the performance of our business, liquidity, our expected tax rate and benefits and estimated payments under our tax receivable agreement, expected capital expenditures, anticipated future indebtedness or financings and other non-historical statements. We use words such as "could," "may," "might," "will," "expect," "likely," "believe," "continue," "anticipate," "estimate," "intend," "plan," "project" and other similar expressions to identify some but not all forward-looking statements. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption "Risk Factors" and elsewhere in this annual report on Form 10-K.
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
Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this annual report on Form 10-K to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New important factors that could cause our business not to develop as we expect, emerge from time to time, and it is not possible for us to predict all of them.

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

Our Branch Network and Fleet

As of December 31, 2015, we operated 66 branches organized into operating clusters in five regions in the United States: Florida, Atlantic, Central, Southeastern and Western. We are strategically located in markets that we believe feature high levels of population growth as well as high levels of construction activity over the near term. We believe that our clustering approach enables us to establish a strong local presence in targeted markets and meet the needs of our customers that have multiple projects within a specific region.

Revenues by Region for the year ended December 31, 2015

Our Five Regions
As of December 31, 2015, our rental fleet consisted of over 14,000 major units of equipment with an original equipment cost, or OEC, of approximately $765.7 million and an average age of approximately 45 months. Our earthmoving fleet represented approximately 53% of OEC and had an average age of approximately 37 months. We believe that our focus on earthmoving equipment positions us to take advantage of future growth opportunities in our key end-markets.
Rental Fleet by Equipment Category as a Percentage of OEC as of December 31, 2015

Our Business Strengths
End-Market Growth.    For the year ended December 31, 2015, approximately 81% of our rental revenues were derived from five key end-markets: infrastructure, non-residential construction, oil and gas, municipal and residential construction. We believe that our current business is well aligned with these end-markets, and that we will continue to benefit from macroeconomic growth.
Our Rental Revenues by End-Market for the Year Ended December 31, 2015
Prominent Position in Fast-Growing Sunbelt States.    61 of our 66 branches are located in the Sunbelt states of Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Tennessee, Louisiana, Texas, Arizona, Nevada and California. Our Sunbelt state locations benefit from favorable climate conditions that facilitate year-round construction activity and reduce seasonality in our business. According to the American Rental Association, construction and industrial equipment rental revenue in the states where we have branch locations is expected to grow approximately 7% annually from 2015 to 2019, compared to an average growth rate of approximately 6% for all other states. By clustering our operations and concentrating our branches in these strategic regional markets, we have established a strong local presence and developed significant brand recognition in those markets.
High-Quality Fleet Focused on Earthmoving Equipment.    We offer our customers a broad array of rental equipment with a focus on the earthmoving category. We believe that we are well positioned to benefit from additional penetration in the earthmoving equipment category, which had a penetration rate of approximately 51% in 2015, compared to approximately 96% for the aerial and 84% for the material handling categories, respectively. As of December 31, 2015, we had over 5,400 units of earthmoving equipment, accounting for 53% of the OEC of our rental fleet.
Disciplined Sales Culture Drives Strong Customer Relationships.    We have a diverse base of customers who we believe value our knowledge and expertise. Our customer base includes large and mid-sized construction firms, municipalities, utilities and industrial users. We serve over 14,000 customers annually. For the year ended December 31, 2015, no single customer accounted for more than 1% of our total rental revenues and our ten largest customers accounted for approximately 6% of our total rental revenues, collectively. Our culture is built around the disciplined use of our customer relationship management system, or "CRM system," at every level of our organization, which we believe provides our employees with the tools and information to efficiently provide customized solutions to our existing and potential customers. In addition, our CRM system automatically notifies our sales force of new construction projects within their territories and provides them with the names and contact information of key contractors.
Strong Operating Trends.    We have experienced substantial earnings momentum since 2011, driven by the rebound in our end-markets and supported by significant investment in our fleet, which has resulted in an increase in OEC from $471.1 million at December 31, 2011 to $765.7 million at December 31, 2015. In addition, our time utilization, which we define as the daily average OEC of equipment on rent, divided by the OEC of all equipment in the rental fleet during the relevant period, has increased from 65.0% for the year ended December 31, 2011 to 66.8% for the year ended December 31, 2015. We believe that the combination of favorable industry dynamics, significant investments in our fleet and our focus on operating leverage (which has seen our Adjusted EBITDA margin increase from 35.4% for the year ended December 31, 2011 to 48.5% for the year ended December 31,

2015) have driven our Adjusted EBITDA from $86.7 million to $186.2 million over this period. For additional discussion on EBITDA see Management's Discussion and Analysis of Financial Conditions and Results of Operations.
Experienced Management Team.    Our senior management team has significant operating experience in the equipment rental industry and has worked together at our company for over a decade. Graham Hood, our Chief Executive Officer, has 37 years of rental industry experience and Mark Irion, our Chief Financial Officer, has 17 years of rental industry experience. Our regional Vice Presidents, with an average of 18 years with our company and 30 years of industry experience, provide us with a stable base of operating management with long-term, local relationships and deep equipment rental industry expertise. This industry expertise, combined with our disciplined sales culture and CRM system, enables our regional management team to respond quickly to changing market conditions.
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
Focus on Growing Markets.    We believe that our focus on the infrastructure, non-residential construction and residential construction end-markets positions us to benefit from favorable industry and macroeconomic trends. We believe that all of these end-markets are currently experiencing significant growth and will continue to benefit from investment spending driven by the economic recovery in the United States. FMI Construction Outlook predicts that from 2015 through 2019, U.S. infrastructure spending will grow approximately 3.9% annually, U.S. non-residential construction spending will grow 5.8% annually, and U.S. residential construction will grow 8.1% annually. We believe that our focus on these end-markets will position us to achieve significant growth in revenues.
Capitalize on Operating Leverage.    We have a highly scalable business model constructed around our network of 66 full-service branch locations. We believe that our current network can support significant additions to our rental fleet without substantial additional investment in infrastructure, personnel or information technology. We intend to capitalize on anticipated growth opportunities primarily by increasing our fleet size within our existing branch network, using our active asset management capabilities to increase time utilization and improve pricing levels and serving customers who value our equipment mix and service capabilities. We regularly evaluate new branch opportunities based on stringent investment return criteria to identify promising new branch locations and will continue to monitor opportunities to expand our strategic branch network.
History and Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014 by Wayzata Opportunities Fund II, L.P. and Wayzata Opportunities Fund Offshore II, L.P., private investment funds managed by Wayzata Investment Partners LLC (collectively, "Wayzata"). On November 26, 2014, Neff Corporation completed an Initial Public Offering (the "IPO") of 10,476,190 shares of Class A common stock in exchange for net proceeds of approximately $146.1 million. A portion of the net proceeds received by Neff Corporation from the IPO were used to purchase 10,476,190 common units in Neff Holdings, which was wholly owned by Wayzata prior to the IPO.

Neff Corporation is the sole managing member of Neff Holdings, and as of December 31, 2015, owns 10,380,781 common units of Neff Holdings representing approximately 41.0% of the combined voting power of all of Neff Corporation's common stock and through Neff Corporation's ownership of Neff Holdings' common units, indirectly holds approximately 41.0% of the economic interest in the business of Neff Holdings and its subsidiaries. As the sole managing member of Neff Holdings, we control its business and affairs and therefore, we consolidate its financial results within ours. Neff Holdings is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.

As of December 31, 2015,Wayzata through its ownership of Neff Corporation's Class B common stock, owns 14,951,625 common units of Neff Holdings representing a collective 59.0% of the combined voting power of all of Neff Corporation's common stock and through its ownership of Neff Holdings' common units, holds approximately 59.0% of the economic interest in the business of Neff Holdings and its subsidiaries. Each common unit held by Wayzata or acquired by individuals upon exercise of existing options granted by Neff Holdings will be redeemable, at the election of such member, for, at Neff Corporation's option, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Neff Holdings LLC Agreement; provided that, at Neff Corporation's election, Neff Corporation may effect a direct exchange of such Class A common stock or such cash for such common units.

The following diagram sets forth our ownership structure and percentages of voting power and common unit ownership, as of December 31, 2015:

Management and Directors
Public Shareholders
Wayzata
Class A Common Stock
Options over 696,088 shares of Class A common stock
Class A Common Stock
100.0% Economic Interest
41.0% Voting Interest
Class B Common Stock
0% Economic Interest
59.0% Voting Interest
Restricted stock units
Grants over 260,935 shares of Class A common stock
Neff Corporation (DE)
Common Units
41.0% Economic Interest
Sole Managing Member
Common Units
Options over 1,264,985 common units
Common Units
59.0% Economic Interest
Neff Holdings LLC (DE)
100%
Subsidiaries

Operations

Through our 66 branches, located primarily in the Sunbelt states of Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Tennessee, Louisiana, Texas, Arizona, Nevada and California, we generate revenues primarily through the rental of a broad array of construction and industrial equipment, the sale of used and new equipment and the sale of parts, supplies and related merchandise.

Rental Fleet.    Our broad fleet of equipment includes earthmoving, material handling, aerial and other rental equipment. As of December 31, 2015, we had over 5,400 units of earthmoving equipment, accounting for 53% of the OEC of our rental fleet. We generate revenue under leases for our rental equipment as well as from fees we charge for the pickup and delivery of equipment, damage waivers and other surcharges.

We purchase our equipment from vendors who we believe have reputations for good product quality and support. We identify original equipment manufacturers, or "OEMs" who can supply quality, reliable products and provide value added support services.

As of December 31, 2015, our rental fleet is comprised of the following equipment categories and respective primary OEM suppliers:

Equipment Category	Primary Fleet Equipment	Primary OEM Suppliers	Percentage of OEC
Earthmoving	Excavators, backhoes, loaders, bulldozers, mini-excavators, trenchers, sweepers and tractors, track loaders and skid steers	Komatsu, John Deere, Kobelco, Doosan, Bobcat, IHI, JCB, Link-Belt and Case	53%
Material Handling	Reach forklifts, industrial forklifts and straight-mast forklifts	Genie, JLG, Case, Gehl, JCB and Komatsu	17%
Aerial	Personnel lifts, electric scissor lifts, dual fuel scissor lifts, articulating boom lifts and straight boom lifts	Genie, JLG and Skyjack	12%
Other Rental Equipment	Compaction and concrete, trucks and trailers, sweepers, air equipment, generators, welders, lighting, pumps and other small equipment and tools	Hamm, Bomag, Wacker, Multiquip, Magnum and Lincoln	18%
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
For additional financial information regarding revenues for our rental fleet, equipment sales and parts and service as well as our consolidated net income and total assets, please refer to our financial statements and the notes to the financial statements.
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
Customers
Our large customer base, which included more than 14,000 customers for the year ended December 31, 2015, is diversified among various industries, including infrastructure, non-residential construction, oil and gas, municipal and residential construction.

In particular within these industries, we serve industrial and civil construction, manufacturing, public utilities, offshore oil exploration and drilling, refineries and petrochemical facilities, municipalities, golf course construction, shipping and the military. We target mid-sized, regional and local construction companies that value customer service. Our customer base includes both large Fortune 500 companies who have elected to outsource some of their equipment needs and small construction contractors, subcontractors and machine operators whose equipment needs are job-based. Our top ten customers accounted for approximately 6% of our total rental revenues for the year ended December 31, 2015 collectively, and no single customer accounted for more than 1% of our total rental revenues for the year ended December 31, 2015.
We largely conduct our business on account with customers who are screened through a credit application process. Credit account customers are our core customers, accounting for approximately 98% of our total revenues for the year ended December 31, 2015.
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
Employees
As of December 31, 2015, we had over 1,100 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe we have satisfactory relations with our employees.
Our sales force is divided into salaried sales coordinators and field sales professionals. Our sales professionals receive monthly sales commissions based on rental revenue and a percentage of the gross profit from the sale of used and new equipment.
Seasonality and Cyclicality
Our Sunbelt locations benefit from favorable climate conditions that facilitate year round construction activity and reduce seasonality in our business. Our operating results are subject to annual and seasonal fluctuations resulting from a variety of factors, including:

•	the seasonality of rental activity by our customers, with lower activity levels during the winter;

•	the cyclicality of the construction industry;

•	the number of our significant competitors and the competitive supply of rental equipment; and

•	general economic conditions.
In addition, our operating results may be affected by severe weather events and seismic conditions (such as hurricanes, tornadoes, flooding and earthquakes) in the regions we serve. Severe weather events can result in short-term reductions in construction activity levels, but after these periods of reduced construction activity, repair and reconstruction efforts have historically resulted in periods of increased demand for rental equipment.

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
Environmental and Safety Regulations
We and our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and safety and health requirements, including those relating to discharges of substances to the air, water and land, the handling, storage, transport, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. In connection with our vehicle and equipment fueling and maintenance, repair and washing operations, we use regulated substances such as petroleum products and solvents and we generate small quantities of regulated waste such as used oil, radiator fluid and spent solvents. All of our properties currently have above ground and/or underground storage tanks and oil-water separators (or equivalent wastewater collection/treatment systems). Although we have made, and will continue to make capital expenditures to comply with environmental requirements, we do not anticipate that compliance with such requirements will have a material adverse effect on our business or financial condition or competitive position. However, in the future, new or more stringent laws or regulations could be adopted. Accordingly, we cannot assure you that we will not have to make significant capital or other expenditures in the future in order to comply with applicable laws and regulations or that we will be able to remain in compliance at all times.
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
Other Information
We maintain a website with the address www.neffrental.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (the “SEC”).

Item 1A.    RISK FACTORS
Neff Corporation and its consolidated subsidiaries, including Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, (collectively, the "Company," "we," "our" or "us") face significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, financial condition, results of operations or cash flows. Accordingly, in evaluating our business, you should carefully consider the following discussion of risk factors in addition to other information contained in or incorporated by reference into this annual report on Form 10-K and our other public filings with the SEC.
Risks Relating to Our Business
The equipment rental industry is highly cyclical. Decreases in construction or industrial activities could materially adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.
The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the non-residential construction industry in particular. Our products and services are used primarily in non-residential construction and oil and gas end-markets and, to a lesser extent, in industrial activity and residential construction end-markets. These are cyclical businesses that are sensitive to changes in general economic conditions. Weakness in our end-markets, such as a decline in non-residential construction, oil and gas end-markets or industrial activity, have led, and may in the future lead, to a decrease in the demand for our equipment or the rental rates or prices we can charge. For example, in 2009 and 2010, there were significant decreases in non-residential construction activity compared to prior periods, which materially adversely affected our results for those periods. Recently, we have observed a significant slowdown in activity in the oil and gas industry, which has materially adversely affected our rentals to participants in this industry. Factors that may cause weakness in our end-markets include:

•	weakness in the economy, decreases in the market value of real estate or the onset of a new recession;

•	slowdowns in residential construction and/or non-residential construction in the geographic regions in which we operate;

•	continued decline and/or volatility in oil and gas prices as well as slowdowns in the oil and gas industry in the geographic regions in which we operate;

•	reductions in spending levels by customers;

•	unfavorable credit markets affecting end-user access to capital;

•	adverse changes in the federal and local government infrastructure spending;

•	an increase in the cost of construction materials;

•	adverse weather conditions which may affect a particular region;

•	oversupply of available commercial real estate in the markets we serve;

•	increases in interest rates; and

•	terrorism or hostilities involving the United States.
Future declines in non-residential construction and industrial activity could materially adversely affect our operating results by decreasing our revenues and gross profit margins. Because of our focus on the earthmoving equipment category, which represented approximately 53% of our OEC as of December 31, 2015, any such declines may affect us more than our competitors.
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
We have a significant amount of indebtedness. As of December 31, 2015, we had total indebtedness of approximately $732.6 million (of which $479.0 million consisted of borrowings under our second lien credit agreement (the "Second Lien Loan")

and $253.6 million consisted of borrowings under our Revolving Credit Facility (as defined below)). As of December 31, 2015, we had borrowing capacity under our senior secured revolving credit facility (the "Revolving Credit Facility"), net of approximately $3.8 million in outstanding letters of credit, of $167.6 million, subject to certain conditions. In addition, subject to certain conditions, our Second Lien Loan can be increased by an additional $75.0 million under an uncommitted incremental facility. Under the terms of the agreements governing our indebtedness, we may be able to incur substantial indebtedness in the future.
Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness or refinance our indebtedness as they become due;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic growth efforts and other general corporate purposes;

•	decrease our profitability or cash flow;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to attract acquisition candidates or to complete future acquisitions;

•	place us at a competitive disadvantage compared to our competitors who have less indebtedness; and

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.
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
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at high interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We cannot assure you that we will be able to refinance any of our indebtedness, including our Revolving Credit Facility and the Second Lien Loan, on commercially reasonable terms or at all. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, results of operations, financial condition, cash flows and make us vulnerable to adverse industry and general economic conditions.
Without a refinancing, we could be forced to implement alternative actions, including to reduce or delay capital expenditures, limit our growth, seek additional capital, or sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. The Revolving Credit Facility and the documentation governing the Second Lien Loan limit our ability to sell assets and also restrict the use of proceeds from such a sale. Moreover, the Revolving Credit Facility is secured on a first-priority basis by substantially all of our assets and the Second Lien Loan and the guarantees are secured on a second-priority basis by substantially the same assets. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Revolving Credit Facility and the Second Lien Loan are at variable rates of interest and expose us to interest rate risk. While we have generally not entered into hedging arrangements in the ordinary course of our business, in March 2015, we did enter into an interest rate swap in the notional amount of $200.0 million to hedge the variable rate on a portion of the Revolving Credit Facility for the period between April 8, 2015 and April 8, 2020. Since our hedging arrangements only cover a portion of our indebtedness, our results of operations are still sensitive to movements in interest rates. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.
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
Economic downturns in the areas we do business adversely affect us as our end-markets are in the highly cyclical construction area. A slowdown in the economic recovery or worsening of economic conditions, in particular with respect to U.S. construction and industrial activities, could have a material adverse effect on our overall business, results of operations and financial condition in a number of ways, including the following:

•	a decrease in expected levels of infrastructure spending, including lower than expected government funding for economic stimulus projects;

•	a decrease in expected levels of capital projects;

•	a lack of availability of credit or an increase in interest rates due to deterioration or volatility of the banking system or financial markets;

•	a delay or inability to pay for equipment rentals or fulfill other terms of rental agreements by customers;

•	a delay or decrease in equipment rentals by existing or potential customers; and

•	an increase in our equipment inventory costs.
During the financial crisis of 2007-2009, there was an abrupt decline in non-residential construction activity that materially adversely affected customer demand and equipment rental volumes. This material adverse effect resulted in rental rate reductions and led to a corresponding decline in revenue of Neff Holdings Corp., thereby resulting in an adverse impact on its cash flows and liquidity. As a result, Neff Holdings Corp. initiated proceedings under Chapter 11 of the U.S. Bankruptcy Code in May 2010. Pursuant to the plan of reorganization approved by the bankruptcy court, substantially all of Neff Holdings Corp.'s assets were acquired by Neff Holdings and its subsidiaries (entities formed by Wayzata to acquire Neff Holdings Corp.'s assets in the bankruptcy proceedings) in October 2010 (the "Acquisition").
Our revenues and operating results will fluctuate, which could affect the volatility of the trading of our Class A common stock.
Our revenues and operating results fluctuate from quarter to quarter due to various factors, including:

•	changes in rental rates or changes in demand for our equipment due to economic conditions, competition, weather or other factors;

•	seasonal rental and purchasing patterns of our customers, with rental and purchasing activity tending to be lower in the winter due to weather and the holiday season;

•	the cyclical nature of the businesses of our construction customers;

•	the timing of capital expenditures for rental fleet expansion;

•	changes in the cost and availability of equipment we purchase, including changes in manufacturer incentive programs;

•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;

•	severe weather and seismic conditions temporarily affecting the regions we serve (such as hurricanes, tornadoes, flooding and earthquakes) or the suppliers that supply us with equipment;

•	cost fluctuations, including fuel costs and other raw material costs (such as the price of steel);

•	other cost fluctuations, such as costs for employee related compensation and healthcare benefits;

•	potential enactment of new legislation affecting our operations, rental equipment or labor relations;

•	the timing and cost of opening new rental or customer repair center locations or acquiring new locations; and

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
Some of our competitors are significantly larger than we are and have greater financial and marketing resources than we have. In addition, some of our competitors have a more diversified offering than us. Some of our competitors also have greater technical resources, longer operating histories, lower cost structures and better relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have the advantages identified above may be able to provide their products and services at lower costs or may be able to capture a greater market share. We may in the future encounter increased competition in the equipment rental market, equipment sales market or in the equipment repair and services market from existing competitors or from new market entrants.
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
As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced, will likely increase. We manage the average age of different types of equipment according to the expected wear and tear that a specific type of equipment is expected to experience over its useful life. As of December 31, 2015, the average age of our rental equipment fleet was approximately 45 months. As of December 31, 2015, approximately 53.0% (based on OEC) of our rental fleet consisted of earthmoving equipment, which generally has higher maintenance costs than similar-sized aerial or material handling equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which would require an increase in the amounts we invest in maintenance, parts and repair. We cannot assure you that costs of maintenance, parts or repair will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations.
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
We are dependent on our relationships with our key equipment manufacturers and the termination of one or more of our relationships with any of these key equipment manufacturers or their inability to fulfill the terms of their agreements with us could have a material adverse effect on our business.
We purchase most of our rental and sales equipment from a limited number of OEMs. For example, as of December 31, 2015, equipment from JLG Industries, Komatsu, Genie and John Deere represented approximately 12.7%, 10.6%, 8.3% and 7.7%, respectively, of our total OEC. Termination of one or more of our relationships with any of these or other major suppliers or insolvency, financial difficulties or other factors may result in our equipment manufacturers not being able to fulfill the terms of their agreement with us or may force our suppliers to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment we need, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition and results of operations if we were unable to obtain adequate equipment for rental and sale from other sources in a timely manner, on favorable terms or at all. Because our major suppliers also sell equipment to our competitors, our relationships with our suppliers do not provide us any particular competitive advantage.
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
The cost of new equipment we use in our rental fleet may increase, which may cause us to spend significantly more for replacement equipment, and in some cases we may not be able to procure equipment at all due to supplier constraints.
We operate in a capital intensive business. Price increases could materially adversely affect our business, financial condition and results of operations.
While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. We anticipate that we will need to purchase additional equipment in 2016 in order to supplement our current fleet. We may be at a competitive disadvantage if the average age of our fleet increases compared to the age of our competitors' fleets.
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

Disruptions in or threats to the security of our information technology and customer relationship management systems could materially adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.

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
Additionally, we collect and store data in the ordinary course of our business that is sensitive to our company and our customers. Operating our information technology systems and networks in a manner that maintains this data in a secure manner is critical to our business. Potential security threats, including cybersecurity attacks to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication and have impacted a number of companies, including companies much larger than us. While we actively manage information technology security risks within our control, we cannot assure you that such actions will be sufficient to prevent or mitigate all potential risks to our systems, networks and data. If we were to experience a material cybersecurity attack, such attack may materially adversely affect our operating results, and may result in reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs.
Potential acquisitions and expansions into new markets may result in significant transaction expenses and expose us to risks associated with entering new markets and integrating new or acquired operations.
We may encounter risks associated with entering new markets in which we have limited or no experience. Startup rental locations, in particular, require significant capital expenditures and may initially have a negative impact on our short-term cash flow, net income and results of operations. New startup locations may not become profitable when projected or ever. Acquisitions may impose significant strains on our management, operating systems and financial resources and could experience unanticipated integration issues. The pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time they have available to devote to our existing operations. Our ability to realize the expected benefits from any future acquisitions depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner. Future acquisitions also could result in the incurrence of substantial amounts of indebtedness and contingent liabilities (including potentially environmental, employee benefits and safety and health liabilities), accumulation of goodwill that may become impaired, and an increase in amortization expenses related to intangible assets. Any significant diversion of management's attention from our existing operations, the loss of key employees or customers of any acquired business, any major difficulties encountered in the opening of startup locations or the integration of acquired operations or any associated increases in indebtedness, liabilities or expenses could have a material adverse effect on our business, financial condition and results of operations, which could decrease our cash flows and make it more difficult for us to make payments on our indebtedness.
We have operations throughout the United States, which exposes us to multiple state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
Our 66 branch locations are located in 14 states and we must comply with many different state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, consume management time and attention and otherwise impact our operations in adverse ways.
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
At December 31, 2015, we had $60.6 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. A material impairment charge may occur in a future period. Such a charge could materially adversely affect our financial condition and results of operations.
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
As of December 31, 2015, Wayzata held a majority of the combined voting power of our common stock through its ownership of 100% of our outstanding Class B common stock.
Accordingly, Wayzata, acting alone, has the ability to approve or disapprove substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. These voting and class approval rights may enable Wayzata to consummate transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. In addition, although Wayzata has voting control of us, Wayzata's entire economic interest in us is in the form of its direct interest in Neff Holdings through the ownership of Neff Holdings' common units, the payments it may receive from us under the tax receivable agreement (the "Tax Receivable Agreement") and the proceeds it may receive upon any redemption of its common units in Neff Holdings, including issuance of shares of our Class A common stock upon any such redemption and any subsequent sale of such Class A common stock. As a result, Wayzata's interests may conflict with the interests of our Class A common stockholders. For example, Wayzata may have different tax positions from us which could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of a Tax Receivable Agreement that we entered into in connection with our initial public offering, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of Wayzata or other certain members of management of Neff Holdings and certain non-executive members of its board of managers (collectively, the "Prior LLC Owners") even in situations where no similar considerations are relevant to us.
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
Neff Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we incur income taxes on our allocable share of any net taxable income of Neff Holdings. Under the terms of Neff Holdings' second amended and restated limited liability company agreement (the "Neff Holdings LLC Agreement"), Neff Holdings is obligated to make tax distributions to holders of its common units, including us. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the Tax Receivable Agreement, which could be significant. We intend, as its managing member, to cause Neff Holdings to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the Tax Receivable Agreement. However, Neff Holdings' ability to make such distributions is subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which Neff Holdings LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Neff Holdings insolvent. If Neff Holdings does not have sufficient funds to pay tax or other liabilities to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. If Neff Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends in the future may also be restricted or impaired.
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
We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Assuming that the holders of the common units of Neff Holdings would have sold all of their common units to us as of December 31, 2014, there are no material changes in the relevant tax law, Neff Holdings is able to fully depreciate or amortize its assets, we earn sufficient taxable income to realize full tax benefit of the increased depreciation and amortization of our assets, and the market value of one share of Class A common stock is equal to the price per share on December 31, 2014, we expect that the payments under the Tax Receivable Agreement associated with (i) the purchase of common units from Neff Holdings with proceeds from our IPO on November 26, 2014 and (ii) future redemptions or exchanges of common units as described above could aggregate approximately $310.0 million and range from approximately $2.0 million to $42.0 million per year, over a 15 year period.

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
Risks Relating to Ownership of Our Class A Common Stock
Wayzata directly (through Class B common stock) and indirectly (through ownership of Neff Holdings common units) owns interests in us, and Wayzata has the right to redeem such interests pursuant to the terms of the Neff Holdings LLC Agreement.

As of December 31, 2015, we had an aggregate of more than 89,619,219 shares of Class A common stock authorized but unissued, including approximately 14,951,625 shares of Class A common stock issuable, at our election, in Class A common stock or a cash payment equal to the volume - weighted average market price of the Class A common stock upon redemption of Neff Holdings common units held by Wayzata. Neff Holdings has entered into the Neff Holdings LLC Agreement and, subject to certain restrictions set forth therein and as described elsewhere in this annual report on Form 10-K, Wayzata is entitled thereunder to redeem its common units for an aggregate of up to 14,951,625 shares of our Class A common stock, subject to customary adjustments.
We have also entered into a registration rights agreement with Wayzata and our Prior LLC Owners (the "Registration Rights Agreement") pursuant to which the shares of Class A common stock issued upon such redemption will be eligible for resale, subject to certain limitations set forth therein. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
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
We have reserved shares for issuance under the Neff Corporation 2014 Incentive Award Plan (the “2014 Incentive Award Plan") in an amount equal to 1,500,000 shares of Class A common stock, and we granted options and restricted stock units under the 2014 Incentive Award Plan covering a total of 957,023 shares of Class A common stock concurrently with the consummation of our initial public offering. Any Class A common stock that we issue, including under our 2014 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock. In addition, each common unit held by our Prior LLC Owners and each common unit received upon the exercise of outstanding options to acquire membership units in Neff Holdings will be redeemable for, at Neff Corporation's option, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the market price of one share of Class A common stock (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Neff Holdings LLC Agreement; provided that, at Neff Corporation's election, Neff Corporation may effect a direct exchange of such Class A common stock or such cash for such common units. In addition, we may issue equity in future offerings to fund acquisitions and other expenditures, which may further decrease the value for our stockholders' investment in us.
Since May 20, 2015, we and our officers and directors and Prior LLC Owners are no longer subject to lock-up agreements entered into with Morgan Stanley & Co. LLC and Jefferies LLC which had previously limited the ability of these parties to (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for shares of Class A common stock; (ii) file any registration statement with the SEC relating to the offering of any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock; or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of Class A common stock.
The market price of our Class A common stock has declined subsequent to the restrictions in resale by our existing stockholders lapsing and may continue to decline as a result of sales of our Class A common stock or the expectation that such sales may occur. A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of Class A common stock or other equity securities.

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
We currently have no intention to pay dividends on our Class A common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. Certain of our debt instruments contain covenants that restrict the ability of our subsidiaries to pay dividends to us. In addition, we are permitted under the terms of our debt instruments to incur additional indebtedness, which may restrict or prevent us from paying dividends on our Class A common stock. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur.

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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three year term;

•	only our board of directors may call special meetings of our stockholders;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued as authorized by our board of directors without stockholder approval;

•	our stockholders have only limited rights to amend our by-laws; and

•	we require advance notice and duration of ownership requirements for stockholder proposals.
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
We are an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended ("Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our Class A common stock less attractive as a result of our taking advantage of these exemptions and as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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
We could remain an "emerging growth company" through December 31, 2019 or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.
The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act") and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur as a private company.
In addition, the need to maintain the corporate infrastructure demanded of a public company may divert management's attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. We anticipate that these costs will materially increase our general and administrative expenses.
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
Prior to our initial public offering, we had not operated as a public company and were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We are required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2015, and our management is required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation to be provided by our independent registered public accounting firm after we cease to be an emerging growth company. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company, investors could lose confidence in our financial information and the price of our Class A common stock could decline.

Additionally, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.
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

In November 2015, our board of directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of our Class A common stock in open market or privately negotiated transactions for an aggregate purchase price not to exceed $25 million. Although the board of directors has authorized a share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including market and business conditions, the trading price of the Company's Class A common stock, the nature of other investment or strategic opportunities, the rate of dilution of our equity compensation program, the availability of adequate funds, and other factors.

Any repurchases of our Class A common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. Additionally, repurchases under our share repurchase program may increase our debt, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. The repurchase program may in the future be limited, suspended or discontinued at any time without prior notice and any such limitation, suspension or discontinuation could cause the market price of our Class A common stock to decline. There can be no assurance that we will repurchase shares of our Class A common stock under our share repurchase program or that any future repurchases will have a positive impact on the trading price of our Class A common stock or earnings per share.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.
Item 2.        PROPERTIES

As of December 31, 2015, we operated in 66 rental locations in 14 states. We lease approximately 18,000 square feet for our corporate headquarters in an office building in Miami, Florida. We own the buildings and the land at our Texas City, Texas location. All other sites are leased, generally for terms of five years with renewal options. Owned and leased sites range from approximately 4,000 to 40,000 square feet and typically include: (1) offices for sales, administration and management, (2) a customer showroom displaying equipment and parts, (3) an equipment service area and (4) outdoor and indoor storage facilities for equipment. Each location offers a full range of rental equipment, with the mix of equipment available designed to meet the anticipated needs of the customers in each location.

The following table lists our rental facilities by location.

Florida Region	Central Region
Miami, FL	Houston, TX
West Palm Beach, FL	Ft. Worth, TX
Port St. Lucie, FL	Texas City, TX
Ft. Myers, FL	Austin, TX
Pompano, FL	Odessa, TX
Tampa, FL	Houma, LA
Venice, FL	Lafayette, LA
Jacksonville, FL	New Iberia, LA
Tallahassee, FL	St. Rose, LA
South Orlando, FL	Baton Rouge, LA
Sanford, FL	Bossier City, LA
Merritt Island, FL	San Antonio, TX

Atlantic Region	Western Region
Charlotte, NC	Las Vegas, NV
Raleigh, NC	Phoenix, AZ
Charleston, SC	Denver, CO
Wilmington, NC	Tucson, AZ
Durham, NC	Denver (Central), CO
Fayetteville, NC	Littleton (South), CO
Florence, SC	San Bernardino, CA
Columbia, SC	Anaheim, CA
Greenville, NC	San Diego, CA
Greer, SC	Sacramento, CA
Richmond, VA	Roseville, CA
Norfolk, VA	San Lorenzo, CA
Newport News, VA
Manassas, VA
Greensboro, NC
Landover, MD
Baltimore, MD

Southeastern Region
Doraville, GA
Forest Park, GA
Brunswick, GA
Nashville, TN
Marietta, GA
Athens, GA
Augusta, GA
Macon, GA
Knoxville, TN
Mobile, AL
Birmingham, AL
Savannah, GA
Chattanooga, TN

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

Item 4.        MINE SAFETY DISCLOSURES

None.

PART II

Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
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

		High	Low
2015:
	First Quarter	$11.58	$6.91
	Second Quarter	12.25	9.56
	Third Quarter	10.93	5.31
	Fourth Quarter	8.70	5.45

2014:
	Period from November 21, 2014 to December 31, 2014	$15.78	$10.40

HOLDERS

As of the close of business on February 29, 2016, there was 3 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. Since many of the shares of Class A common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

DIVIDEND POLICY
The Company has not paid any cash dividend during the two most recently completed fiscal years. We do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. See "Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—We do not intend to pay dividends on our Class A common stock for the foreseeable future." In addition, we are a holding company and have no direct operations, and therefore we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. The terms of indebtedness of our subsidiaries restrict our subsidiaries from paying dividends to us.
Neff Holdings paid cash distributions to our Prior LLC Owners during the year ended December 31, 2014 of $329.9 million.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table provides information about acquisitions of Neff Corporation's Class A common stock by Neff Corporation during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2015 to October 31, 2015	—	$—	—	$25,000,000
November 1, 2015 to November 30, 2015	27,597	7.68	27,597	24,787,443
December 1, 2015 to December 31, 2015	85,813	7.30	85,813	24,159,670
Total	113,410	$7.39	113,410	$24,159,670

(1)	On November 10, 2015, our Board approved a share repurchase program authorizing up to $25 million dollars in share repurchases of Neff Corporation's Class A common stock.
UNREGISTERED SALES OF EQUITY SECURITIES
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act or the Exchange Act.

The following stock performance graph illustrates the cumulative total shareholder return on our Class A common stock for the period from November 21, 2014 (the first day of trading for our Class A common stock on the NYSE) to December 31, 2015, as compared to the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., Hertz Global Holdings, Inc., H&E Equipment Services Inc., and The Ashtead Group, PLC.
The comparison assumes (i) a hypothetical investment of $100 in our Class A common stock and the two above mentioned indices on November 21, 2014 and (ii) the full reinvestment of all dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our Class A common stock.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*

Among Neff Corporation, the Russell 2000 Index, and a Peer Group

$120
$100
$80
$60
$40
$20
$0
11/14
12/14
1/15
2/15
3/15
4/15
5/15
6/15
7/15
8/15
9/15
10/15
11/15
12/15
Neff Corporation
Russell 2000
Peer Group

*$100 invested on 11/21/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 Russell Investment Group. All rights reserved.

Item 6.        SELECTED FINANCIAL DATA
The following tables present the selected financial data of Neff Holdings and its consolidated subsidiaries prior to the IPO and Neff Corporation and its consolidated subsidiaries, including Neff Holdings, subsequent to the IPO, as of the dates and for the periods indicated.
We have derived the selected financial data as of and for the years ended December 31, 2015, 2014 and 2013 from the audited consolidated financial statements of Neff Corporation included elsewhere in this annual report on Form 10-K. We have derived the selected financial data as of and for the years ended December 31, 2012 and 2011 from the audited consolidated financial statements of Neff Holdings not included in this annual report on Form 10-K.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands of dollars)
Statement of Operations Data:
Revenues
Rental revenues	$335,990	$324,099	$281,038	$234,609	$197,430
Equipment sales	34,772	34,479	33,487	44,828	36,934
Parts and service	13,099	13,382	12,682	11,540	10,478
Total revenues	383,861	371,960	327,207	290,977	244,842
Cost of revenues
Cost of equipment sold	23,061	19,147	19,204	25,528	27,497
Depreciation of rental equipment	83,943	73,274	70,768	66,017	84,438
Cost of rental revenues	80,007	81,040	74,482	69,337	64,824
Cost of parts and service	7,598	8,180	7,677	6,982	6,452
Total cost of revenues	194,609	181,641	172,131	167,864	183,211
Gross profit	189,252	190,319	155,076	123,113	61,631
Other operating expenses
Selling, general and administrative expenses	90,531	81,990	78,617	71,621	65,901
Other depreciation and amortization	10,498	9,591	8,968	9,041	11,937
Transaction bonus(1)	—	24,506	—	—	—
Total other operating expenses	101,029	116,087	87,585	80,662	77,838
Income (loss) from operations	88,223	74,232	67,491	42,451	(16,207)
Other (income) expenses
Interest expense(2)	43,025	40,481	24,598	23,221	16,524
Loss on extinguishment of debt(3)	—	20,241	—	—	—
Adjustment to tax receivable agreement	(2,424)	—	—	—	—
Other non-operating expenses, net(4)	3,812	3,061	1,929	1,563	3,267
Total other (income) expenses	44,413	63,783	26,527	24,784	19,791
Income (loss) before income taxes	43,810	10,449	40,964	17,667	(35,998)
(Provision for) benefit from income taxes	(3,625)	5,359	(471)	(159)	(785)
Net income (loss)	40,185	15,808	40,493	17,508	(36,783)
Less: net income (loss) attributable to non-controlling interest	24,594	14,209	40,493	17,508	(36,783)
Net income attributable to Neff Corporation	$15,591	$1,599	$—	$—	$—

Weighted average shares of Class A common stock outstanding:
Basic	10,477	10,476
Diluted	12,069	12,011
Net income attributable to Neff Corporation per share of Class A common stock(5):
Basic	$1.49	$0.15
Diluted	$1.29	$0.13

Balance Sheet Data (as of period end):
Cash and cash equivalents	$289	$207	$190	$586	$162
Rental equipment:
Rental equipment at cost	713,916	628,387	514,520	440,810	318,855
Accumulated depreciation	(256,446)	(208,142)	(167,264)	(124,930)	(90,250)
Rental equipment, net	457,470	420,245	347,256	315,880	228,605
Total assets	653,727	611,366	526,702	479,059	377,052
Total indebtedness, net(6)	730,566	721,913	479,200	342,621	278,700
Stockholders' deficit / members' surplus	(94,614)	(110,331)	3,082	71,365	52,379

Cash Flow Data:
Cash flow from operating activities	122,214	94,086	108,410	68,331	44,238
Cash flow from investing activities	(129,409)	(127,713)	(125,332)	(131,022)	(90,663)
Cash flow from financing activities	7,277	33,644	16,526	63,115	45,684

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

(4)
Other non-operating expenses, net represents amortization of debt issue costs of $1.5 million, $3.1 million, $1.9 million, $1.5 million and $1.2 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Other, non-operating expenses, net also includes $2.3 million and $0.1 million for loss on interest rate swaps for the years ended December 31, 2015 and 2012, respectively. Other non-operating expenses, net also includes $1.6 million for reorganizational expenses and $0.5 million for loss on an interest rate swap for the year ended December 31, 2011.

(5)	For the year ended December 31, 2015 and the period November 26, 2014 through December 31, 2014.

(6)	As of December 31, 2015, our outstanding indebtedness consisted of borrowings under the Revolving Credit Facility and the Second Lien Loan.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the sections entitled "Risk Factors," "Selected Financial Data" and the financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. The historical financial data discussed below reflects the historical results of operations and financial condition of Neff Holdings and its consolidated subsidiaries prior to Neff Corporation's IPO completed on November 26, 2014 and Neff Corporation and its consolidated subsidiaries, including Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, subsequent to the IPO. See "Organizational Transactions" included elsewhere in this annual report on Form 10-K for a description of the Organizational Transactions and their effect on our historical results of operations. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our expected tax rate and benefits and estimated amounts payable pursuant to the Tax Receivable Agreement, liquidity, expected capital expenditures, anticipated future indebtedness or financings and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" and "Forward-Looking Statements." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Beginning in the second half of 2011 and continuing through the present, the U.S. construction industry has been growing, which in turn has had a positive impact on the equipment rental industry. We believe that the rental industry will continue to benefit from improving macroeconomic and construction industry conditions. Industry research sources have recently provided optimistic outlooks for U.S. construction spending, including FMI Construction Outlook, which estimates total U.S. construction spending to grow by more than 6.3% each year from 2015 to 2019. We believe that part of this industry growth will be driven by the ongoing secular shift in North America toward reliance on equipment rental instead of ownership, as evidenced by the increasing penetration rate. According to the American Rental Association Equipment Rental Penetration Index, the penetration rate increased from 51% in 2011 to 53% in 2015. We believe that the shift from owning to renting equipment in North America will continue as construction and industrial firms recognize the advantages of renting rather than owning equipment, and that this trend will continue to result in increased penetration rates in the future. We believe that these trends should continue to support increased rental demand and will result in continued improvement in our business. However, these macroeconomic factors are outside of our control, and we cannot assure you that the improvement in our operating results that we have experienced will continue in future periods. See "Risk Factors—Risks Relating to Our Business—The equipment rental industry is highly cyclical. Decreases in construction or industrial activities could materially adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge."
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
In addition, our operating results may be affected by severe weather events and seismic conditions (such as hurricanes, tornadoes, flooding and earthquakes) in the regions we serve. Severe weather events can result in short-term reductions in construction activity levels, but after these periods of reduced construction activity, repair and reconstruction efforts have historically resulted in periods of increased demand for rental equipment.
Financial Highlights
During the years ended December 31, 2015, 2014 and 2013, our business has benefited from the sustained strengthening in the demand for rental equipment in the end-markets and regions we serve. Time utilization of the units in our rental fleet first stabilized in 2010, and since then it has increased and continues to hold at strong levels. With improved time utilization, we have been able to adjust our rental rates in line with customer demand. The increased revenues resulting from the combination of improved time utilization and rental rates gave us the momentum and the liquidity to invest significantly in purchasing additional equipment to add to our rental fleet, and therefore further increased our operating income as we leveraged a larger rental fleet across our existing scalable network of branch locations. As a result, our Adjusted EBITDA increased slightly to $186.2 million for the year ended December 31, 2015 as compared to the prior year, and increased 23.4% to $186.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
EBITDA is defined as net income (loss) plus interest expense, provision for (benefit from) income taxes, depreciation of rental equipment, other depreciation and amortization and amortization of debt issue costs. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to other items that we do not consider to be indicative of our ongoing operations, including for the periods presented loss on extinguishment of debt, the transactions bonuses, rental split expense, equity-based compensation, adjustment to tax receivable agreement and (gain) loss on interest rate swap. Adjusted EBITDA is not a measure of performance in accordance with US GAAP and should not be considered as an alternative to net income (loss) or operating cash flows determined in accordance with US GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management's discretionary use, as it excludes certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this annual report on Form 10-K is appropriate because securities analysts, investors and other interested parties use these non-US GAAP financial measures as important measures of assessing our operating performance across periods on a consistent basis. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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
The following table reconciles Adjusted EBITDA to our net income for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands of dollars)
Net income	$40,185	$15,808	$40,493
Interest expense	43,025	40,481	24,598
Provision for (benefit from) income taxes	3,625	(5,359)	471
Depreciation of rental equipment	83,943	73,274	70,768
Other depreciation and amortization	10,498	9,591	8,968
Amortization of debt issue costs	1,547	3,061	1,929
EBITDA	182,823	136,856	147,227
Loss on extinguishment of debt(a)	—	20,241	—
Transaction bonus(b)	—	24,506	—
Rental split expense(c)	2,300	3,658	2,343
Equity based compensation expense(d)	1,249	883	1,224
Adjustment to tax receivable agreement(e)	(2,424)	—	—
Loss on interest rate swap(f)	2,265	—	—
Adjusted EBITDA	$186,213	$186,144	$150,794

(a)	Represents expenses and realized losses that were incurred in connection with the redemption of our Senior Secured Notes (as defined below under "—Refinancing").

(b)	Represents payments made in connection with the consummation of the Refinancing to management and certain members of Neff Holdings' board of managers. See "—Refinancing."

(c)
Represents cash payments made to suppliers of equipment in connection with rental split expense, which payments are credited against the purchase price of the applicable equipment if the Company elects to purchase that equipment. See "—Results of Operations" for a discussion of rental split expense.

(d)	Represents non-cash equity-based compensation expense recorded in the periods presented in accordance with US GAAP.

(e)	Represents adjustments to tax receivable agreement related to changes in estimates used in the calculation of the tax receivable agreement.

(f)	Represents loss on interest rate swap related to adjustments to fair value.

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

As a result of the Refinancing, the net indebtedness of Neff Holdings and its subsidiaries increased by approximately $375.0 million and we estimate that our effective per annum interest expense increased by approximately $22.4 million per year. We applied approximately $96.0 million of the net proceeds from the IPO to prepay a portion of the Second Lien Loan and approximately $40.0 million of the net proceeds from the IPO to repay a portion of borrowings outstanding under our Revolving Credit Facility. Because the Refinancing occurred in June 2014, the net increase in interest expense is not fully reflected in the year ended December 31, 2014. However, other expenses incurred in connection with the Refinancing adversely affected our results for the year ended December 31, 2014, including a loss on the extinguishment of debt related to the redemption of the Senior Secured Notes of $15.9 million and an expense for the payments made to certain members of management and independent members of the board of directors in connection with the completion of the Refinancing of $24.5 million.
Company Structure and Effects of the Organizational Transactions
Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase common membership units (the "Common Units") in Neff Holdings which was wholly owned by private investment funds managed by Wayzata prior to the IPO.
The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the consolidated results of the Company.
Neff Corporation, is the sole managing member of Neff Holdings and owns Common Units of Neff Holdings representing a 41.0% equity interest in Neff Holdings, as of December 31, 2015. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.
Wayzata retains Common Units in Neff Holdings representing a collective 59.0% economic interest and a non-controlling interest in Neff Holdings, and we reflect Wayzata's collective economic interest as a non-controlling interest in our consolidated financial statements. As a result, our net income (loss) attributable to us, after excluding the non-controlling interest of Wayzata, represents 41.0% of Neff Holdings' net income (loss) and our only material asset is our corresponding 41.0% economic interest and controlling interest in Neff Holdings. Neff Corporation is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.
Neff Holdings has historically been and will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Rather, taxable income or loss is included in the respective U.S. federal income tax returns of Neff Holdings' members. Neff Corporation will be subject to income taxes as follows:

•
Provision For (Benefit From) Income Tax—We are a taxpayer subject to income taxes at rates generally applicable to C corporations, and therefore our results of operations are affected by the amount of accruals for tax benefits or payments that Neff Holdings (as a partnership for U.S. federal income tax purposes) historically has not reflected in its results of operations. Our combined statutory federal and state income tax rate for all periods presented in this Form 10-K is approximately 39.0%.

•
Potential Tax Benefit Due to Special Allocations in connection with the IPO and Future Step-up In Basis—As a result of the organizational transactions (Note 1) and pursuant to U.S. Treasury regulations governing the purchase of an equity interest in a partnership (including a limited liability company such as Neff Holdings that is taxed as a partnership) at a time when the assets of the partnership have a fair market value in excess of tax basis, our purchase of Neff Holdings' Common Units directly from Neff Holdings with a portion of the proceeds from the IPO result in certain special allocations of Neff Holdings' items of loss or deduction to us over time that are in excess of our pro rata share of such items of loss or deduction pursuant to Section 704(c) of the Internal Revenue Code. The principles of Section 704(c) may also serve to allocate items of income or gain to Wayzata as a result of subsequent dispositions of assets to take into account the difference between the fair market value and basis difference at the time of the organizational transactions (Note 1). We may obtain an increase in our share of the tax basis of the assets of Neff Holdings in the future, when each Prior LLC Owner receives shares of our Class A common stock or cash at our election in connection with an exercise of such Prior LLC Owner's right to have Common Units in Neff Holdings held by such Prior LLC Owner redeemed by Neff Holdings or, at the election of Neff Corporation, exchanged (which we intend to treat as our direct purchase of Common Units from such Prior LLC Owner for U.S. federal income and other applicable tax purposes, regardless of whether such Common Units are surrendered by a Prior LLC Owner to Neff Holdings for redemption or sold to us upon the exercise of our election to acquire such Common Units directly). The special allocations and step-up in tax basis described above may result in a reduction in the amount of taxes that we are required to pay relative to the amount of taxes payable by other members of Neff Holdings who are similarly situated but who do not receive a similar step-up in basis or special allocations.

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
Key Performance Measures
From time to time, we use certain key performance measures in evaluating our business and results of operations and we may refer to one or more of these key performance measures in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These key performance measures, in addition to Adjusted EBITDA, include:

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

•
Cost of Rental Revenues:  relates primarily to the delivery and retrieval of rental equipment (including fuel), maintenance and repairs to our rental equipment fleet (including parts), and labor costs and related payroll expenses (such as insurance, benefits and overtime) for drivers and mechanics. This line item also includes the portion of rental revenues paid over to OEMs under rental splits, described below, that we may have in place from time to time.

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

We utilize rental splits in our operations. Rental splits are a consignment arrangement of new equipment by OEMs in which we hold their equipment in our rental fleet for a period of time (typically between three and 12 months) and agree to share with the OEM a percentage of the rental revenue we receive on the rental of that unit. We do not take title to the unit under this arrangement and we can return the unit to the OEM at any time at no additional cost to us. We also can elect to purchase the unit from the OEM from time to time. The revenue we pay to the OEM under rental splits is expensed in cost of rental revenues on our statement of operations, but added back to Adjusted EBITDA in order to maintain comparability to our results from period to period. If we exercise the option to purchase the unit, the unit becomes part of our rental fleet and is depreciated, with depreciation added back to Adjusted EBITDA. Before we exercise the option to purchase a unit, we count the unit as part of our rental fleet for OEC calculations but do not depreciate the unit. As of December 31, 2015, rental splits accounted for approximately 1.4% of our average OEC.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table illustrates our operating activity for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31,
	2015	2014	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$335,990	$324,099	3.7
Equipment sales	34,772	34,479	0.8
Parts and service	13,099	13,382	(2.1)
Total revenues	383,861	371,960	3.2
Cost of revenues
Cost of equipment sold	23,061	19,147	20.4
Depreciation of rental equipment	83,943	73,274	14.6
Cost of rental revenues	80,007	81,040	(1.3)
Cost of parts and service	7,598	8,180	(7.1)
Total cost of revenues	194,609	181,641	7.1
Gross profit	189,252	190,319	(0.6)
Other operating expenses
Selling, general and administrative expenses	90,531	81,990	10.4
Other depreciation and amortization	10,498	9,591	9.5
Transaction bonus	—	24,506	nm
Total other operating expenses	101,029	116,087	(13.0)
Income from operations	88,223	74,232	18.8
Other expenses (income)
Interest expense	43,025	40,481	6.3
Loss on extinguishment of debt	—	20,241	nm
Adjustment to tax receivable agreement	(2,424)	—	nm
Loss on interest rate swap	2,265	—	nm
Amortization of debt issue costs	1,547	3,061	(49.5)
Total other expenses (income)	44,413	63,783	(30.4)
Income before income taxes	43,810	10,449	nm
(Provision for) benefit from income taxes	(3,625)	5,359	nm
Net income	$40,185	$15,808	nm
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the year ended December 31, 2015 increased 3.2% to $383.9 million from $372.0 million for the year ended December 31, 2014. The components of our revenues are rental revenues, equipment sales, and parts and service and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the year ended December 31, 2015 increased 3.7% to $336.0 million from $324.1 million for the year ended December 31, 2014. Approximately 80% of the increase in rental revenues was due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet. The remaining portion of the increase was attributable to an increase in rental rates which was partially offset by a decline in time utilization. For the year ended December 31, 2015, the average OEC of our rental fleet increased by 10.6% to $761.9 million from $688.7 million at December 31, 2014, as a result of increased capital expenditures. For the year ended December 31, 2015, we estimate that our rental rates increased 1.0% as compared to the year ended December 31, 2014. Time utilization for the year ended December 31, 2015 decreased to 66.8% from 69.7% for the year ended December 31, 2014 primarily due to decreased activity among our customers operating in the oil and gas markets combined with extreme weather conditions in several of our regions during the second quarter of 2015.
Equipment Sales.     Equipment sales for the year ended December 31, 2015 increased 0.8% to $34.8 million from $34.5 million for the year ended December 31, 2014. The slight increase in equipment sales revenues was primarily due to increased volume of sales of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the year ended December 31, 2015 decreased 2.1% to $13.1 million from $13.4 million for the year ended December 31, 2014. The decrease in these revenues for the year ended December 31, 2015 was primarily due to decreased parts, fuel and repair costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment increased by $3.9 million to $23.1 million for the year ended December 31, 2015 from $19.1 million for the year ended December 31, 2014. The increase in costs associated with the sale of rental equipment was due primarily to the increase in equipment sales and a decrease in used equipment sales gross profit. Gross profit margin on used equipment sales for the year ended December 31, 2015 decreased to 33.7% for the year ended December 31, 2015 from 44.5% for the year ended December 31, 2014, primarily as a result of lower margins on sales of used material handling equipment and earthmoving trade packages.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 14.6% to $83.9 million for the year ended December 31, 2015 from $73.3 million for the year ended December 31, 2014. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment increased to 25.0% for the year ended December 31, 2015 from 22.6% for the year ended December 31, 2014. This increase in depreciation of rental equipment as a percentage of rental revenues was primarily due to increases in the size of our rental fleet and a lack of a corresponding increase in rental revenues which was impacted by decreased rental activity among our customers operating in the oil and gas markets and extreme weather.
Cost of Rental Revenues.    Costs associated with our rental revenues decreased 1.3% to $80.0 million for the year ended December 31, 2015 from $81.0 million for the year ended December 31, 2014. The decrease in cost of rental revenues was primarily a result of decreases in fuel and insurance expenses and rental splits, partially offset by increased payroll and payroll related expenses. As a percentage of rental revenues, cost of rental revenues decreased to 23.8% for the year ended December 31, 2015 from 25.0% for the year ended December 31, 2014. This decrease was primarily attributable to the increase in comparative rental revenues, since cost of rental revenues includes fixed costs that generally do not increase at the same rate as the increase in rental revenue.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues decreased 7.1% to $7.6 million for the year ended December 31, 2015 from $8.2 million for the year ended December 31, 2014 due primarily to decreased fuel costs.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2015 increased $8.5 million, or 10.4%, to $90.5 million from $82.0 million for the year ended December 31, 2014. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $1.7 million primarily as a result of higher salaries, payroll taxes and increased commissions. Public company expenses in the form of professional fees, investor relations and director and officer expenses also increased $4.3 million. As a percentage of total revenues, selling, general and administrative expenses were 23.6% for the year ended December 31, 2015, an increase of 7.3% from 22.0% for the year ended December 31, 2014, primarily as a result of the increase in public company expenses.
Other Depreciation and Amortization.    Other depreciation and amortization expense increased to $10.5 million for the year ended December 31, 2015 from $9.6 million for the year ended December 31, 2014.
Transaction Bonus.    Transaction bonus expense for the year ended December 31, 2014 was $24.5 million. This amount reflects payments made in connection with the consummation of the Refinancing on June 9, 2014. There was no transaction bonus expense for the year ended December 31, 2015. See "—Financial Highlights—Refinancing."
Interest Expense.    Interest expense for the year ended December 31, 2015 increased 6.3% to $43.0 million from $40.5 million for the year ended December 31, 2014. The increase in interest expense was primarily due to the increase in outstanding debt as a result of the Refinancing.

Adjustment to Tax Receivable Agreement.    Adjustment to Tax Receivable Agreement for the year ended December 31, 2015 was $2.4 million. The adjustment was primarily due to the Tax Receivable Agreement Amendment and to changes in estimated future payments. There was no adjustment to the Tax Receivable Agreement for the year ended December 31, 2014.
Loss on Extinguishment of Debt.    There was no loss on extinguishment of debt for the year ended December 31, 2015. Loss on extinguishment of debt was $20.2 million for the year ended December 31, 2014. The loss on extinguishment of debt included the write-off of $8.7 million in unamortized debt issue costs on the Senior Secured Notes, as well as $7.2 million paid in call premiums, paid in connection with the redemption of the Senior Secured Notes. The loss on extinguishment of debt also included $2.6 million of prepayment premiums and expenses and the write-off of $1.7 million in unamortized debt issue and original issue discount costs, due to the IPO repayments.
Loss on Interest Rate Swap.    Loss on interest rate swap for the year ended December 31, 2015 was $2.3 million and included $1.9 million of unrealized losses on the interest rate swap related to the change in fair value and $0.4 million of settlement payments made. In March 2015, the Company entered into and recorded the interest rate swap on its consolidated balance sheet. The interest rate swap is not accounted for as a hedge and changes in fair value are included directly in the consolidated statement of operations. There was no gain or loss on the interest rate swap for the year ended December 31, 2014.
Amortization of Debt Issue Costs.    Amortization of debt issue costs for the year ended December 31, 2015 decreased 49.5% to $1.5 million from $3.1 million for the year ended December 31, 2014. The decrease in amortization of debt issue costs was primarily due to debt costs related to the Second Lien Loan being amortized over a longer term than the debt issue costs related to the Senior Secured Notes.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table illustrates our operating activity for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014	2013	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$324,099	$281,038	15.3
Equipment sales	34,479	33,487	3.0
Parts and service	13,382	12,682	5.5
Total revenues	371,960	327,207	13.7
Cost of revenues
Cost of equipment sold	19,147	19,204	(0.3)
Depreciation of rental equipment	73,274	70,768	3.5
Cost of rental revenues	81,040	74,482	8.8
Cost of parts and service	8,180	7,677	6.6
Total cost of revenues	181,641	172,131	5.5
Gross profit	190,319	155,076	22.7
Other operating expenses
Selling, general and administrative expenses	81,990	78,617	4.3
Other depreciation and amortization	9,591	8,968	6.9
Transaction bonus	24,506	—	nm
Total other operating expenses	116,087	87,585	32.5
Income from operations	74,232	67,491	10.0
Other expenses
Interest expense	40,481	24,598	64.6
Loss on extinguishment of debt	20,241	—	nm
Loss on interest rate swap	—	—	nm
Amortization of debt issue costs	3,061	1,929	58.7
Total other expenses	63,783	26,527	nm
Income before income taxes	10,449	40,964	(74.5)
Benefit from (provision for) income taxes	5,359	(471)	nm
Net income	$15,808	$40,493	(61.0)
_____________________________
"nm"—means not meaningful
Total Revenues. Total revenues for the year ended December 31, 2014 increased 13.7% to $372.0 million from $327.2 million for the year ended December 31, 2013. The components of our total revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues. Rental revenues for the year ended December 31, 2014 increased 15.3% to $324.1 million from $281.0 million for the year ended December 31, 2013. Approximately half of the increase in rental revenues was due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet, partially offset by a modest decline in the time utilization of our larger fleet. The remaining portion of the increase was attributable to an increase in rental rates. For the year ended December 31, 2014, the average OEC of our rental fleet increased by 13.5% to $688.7 million at December 31, 2014 from $606.6 million at December 31, 2013, as a result of increased capital expenditures. For the year ended December 31, 2014, we estimate that our rental rates increased 6.6%, driven by stronger economic conditions, as compared to the year ended December 31, 2013. Time utilization for the year ended December 31, 2014 decreased slightly to 69.7% from 70.9% for the year ended December 31, 2013.

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

Cost of Equipment Sold. Costs associated with the sale of rental equipment decreased 0.3% to $19.1 million for the year ended December 31, 2014 from $19.2 million for the year ended December 31, 2013. The slight decrease in costs associated with the sale of rental equipment was due primarily to mix of equipment sold combined with favorable pricing for the year ended December 31, 2014.

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

Transaction Bonus. Transaction bonus expense for the year ended December 31, 2014 was $24.5 million. This amount reflects payments made in connection with the consummation of the Refinancing on June 9, 2014. There was no transaction bonus expense for the year ended December 31, 2013. See "—Financial Highlights—Refinancing."

Interest Expense. Interest expense for the year ended December 31, 2014 increased 64.6% to $40.5 million from $24.6 million for the year ended December 31, 2013. The increase in interest expense was primarily due to the Refinancing. On June 9, 2014, in connection with the Refinancing, we redeemed $200.0 million of our Senior Secured Notes, which accrued interest at 9.6% per annum, with the proceeds of our $575.0 million Second Lien Loan, which effectively accrues interest at 7.25% per annum. In connection with our IPO, we prepaid $96.0 million in loans outstanding under our Second Lien Loan and $40.0 million in obligations outstanding under our Revolving Credit Facility. See "—Financial Highlights—Refinancing."

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

Liquidity and Capital Resources
Overview
Our principal needs for liquidity historically have been the purchase of rental fleet equipment, other capital expenditures, including delivery vehicles, funding startup costs for new branch locations and debt service. These will be our principal liquidity needs going forward, in addition to payments under the Tax Receivable Agreement and any share repurchases we make in the future under our share repurchase program.
Our largest use of liquidity has been and will continue to be the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the years ended December 31, 2015 and 2014, our net capital expenditures totaled approximately $112.7 million and $114.7 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
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
For each of the years ended December 31, 2015 and 2014, our net other capital expenditures totaled approximately $13.1 million and $13.0 million, respectively. We have historically financed these net other capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
We will use liquidity going forward to make payments under the Tax Receivable Agreement. For the year ended December 31, 2015, we did not make any payments under the Tax Receivable Agreement. We expect the actual payments under the Tax Receivable Agreement could vary depending on a number of factors.

In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. As of December 31, 2015, the Company has purchased 113,410 shares of Class A common stock.
As of December 31, 2015, our total leverage ratio is 3.90. Under the terms of the Second Lien Loan, if the total leverage ratio is less than 4.00 to 1.00 but greater than 3.00 to 1.00, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $3.3 million will be made during 2016. Other than mandatory prepayments under the terms of our Second Lien Loan as of December 31, 2015, we are not required to make any additional principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments and mandatory prepayments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of December 31, 2015, our principal sources of liquidity consisted of cash generated from operations, $0.3 million of cash and cash equivalents and availability of $167.6 million under our Revolving Credit Facility, subject to customary borrowing conditions. We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months; however, there can be no assurance that this will be the case. The borrowing capacity under our Revolving Credit Facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan. We were in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan as of December 31, 2015.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

To the extent we require additional liquidity, we anticipate that it will be funded through the incurrence of other indebtedness (which may include capital markets indebtedness, the incremental facility under the credit agreement for the Second Lien Loan or indebtedness under other credit facilities), equity financings or a combination thereof; however, there can be no assurance that this will be the case. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows for the Years Ended December 31, 2015 and 2014

For the year ended December 31, 2015, our operating activities provided net cash flow of $122.2 million as compared to $94.1 million for the year ended December 31, 2014. The increase in cash flows from operating activities was due primarily to the payment of the Transaction Bonus earned in connection with the consummation of the Refinancing to management and certain members of Neff Holdings' board of managers which was paid in the year ended December 31, 2014 and was not paid in the year ended December 31, 2015.
Cash used in investing activities was $129.4 million for the year ended December 31, 2015 as compared to $127.7 million for the year ended December 31, 2014. Cash used for the purchase of rental equipment was $147.5 million for the year ended December 31, 2015 compared to $149.2 million for the year ended December 31, 2014. We received $34.8 million in cash proceeds from the sale of equipment for the year ended December 31, 2015 compared to $34.5 million for the year ended December 31, 2014.
Net cash provided by financing activities was $7.3 million for the year ended December 31, 2015 compared to $33.6 million for the year ended December 31, 2014. As part of the Refinancing in the year ended December 31, 2014, we received $572.1 million in net proceeds from the Second Lien Loan which was offset partially by prepayment of our Senior Secured Notes totaling $207.2 million (including call premiums), payment of a $329.9 million distribution in June 2014 and other refinancing related fees and expenses. As part of the IPO in the year ended December 31, 2014, we received $146.1 million in net proceeds from the sale of Class A common stock which was used to prepay $96.0 million in Second Lien Loans, to pay Second Lien Loan prepayment penalties and expenses of $2.6 million, to repay $40.0 million in borrowings under the Revolving Credit Facility and to pay other IPO expenses of $7.5 million.
Cash Flows for the Years Ended December 31, 2014 and 2013
During the year ended December 31, 2014, our operating activities provided net cash flow of $94.1 million as compared to $108.4 million for the year ended December 31, 2013. The decrease in cash flows from operating activities was primarily due to the payments to management and certain members of Neff Holdings' board of managers which totaled $24.5 million. The decrease was also partially attributable to decreases in working capital.
Cash used in investing activities was $127.7 million for the year ended December 31, 2014 as compared to $125.3 million for the year ended December 31, 2013. Cash used for the purchase of rental equipment was $149.2 million for the year ended December 31, 2014 compared to $144.5 million for the year ended December 31, 2013. We received $34.5 million in cash proceeds from the sale of equipment for the year ended December 31, 2014 compared to $33.5 million for the year ended December 31, 2013.
Net cash provided by financing activities was $33.6 million for the year ended December 31, 2014 compared to $16.5 million for the year ended December 31, 2013. As part of the Refinancing in the year ended December 31, 2014, we received $572.1 million in net proceeds from the Second Lien Loan which was offset partially by prepayment of our Senior Secured Notes totaling $207.2 million (including call premiums), payment of a $329.9 million distribution in June 2014 and other refinancing related fees and expenses. As part of the IPO in the year ended December 31, 2014, we received $146.1 million in net proceeds from the sale of Class A common stock which was used to prepay $96.0 million in Second Lien Loans, to pay Second Lien Loan prepayment penalties and expenses of $2.6 million, to repay $40.0 million in borrowings under the Revolving Credit Facility and to pay other IPO expenses of $7.5 million. The remaining change in cash from financing activities was primarily due to cash provided by the Revolving Credit Facility needed for equipment purchases for the year ended December 31, 2014.
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
The Revolving Credit Facility provides $425.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of December 31, 2015, the borrowing base under the Revolving Credit Facility was $425.0 million. As of December 31, 2015, we had $253.6 million in borrowings under the Revolving Credit Facility. The Revolving Credit Facility matures on November 20, 2018. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 250 basis points and base rate loans bear interest at the sum of (a) 150 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.50% if less than 33% of the daily average unused portion under the Revolving Credit Facility is utilized, 0.375% if less than 66% but at least 33% is utilized, and 0.25% if 66% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, restrictions on payments or transfers made to Neff Corporation, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $42.5 million as of December 31, 2015, which require us to maintain (i) a consolidated total leverage ratio of not more than 5.00 to 1.00 for each fiscal quarter ended during the period from October 1, 2015 through and including December 31, 2015, stepping down to 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2016 through and including June 30, 2016, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from September 30, 2016 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of December 31, 2015, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $167.6 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
We have entered into an amendment to our Revolving Credit Facility to, among other things, reflect the changes in our structure as a result of the organizational transactions (Note 1).
Second Lien Loan
Our subsidiary, Neff Rental LLC, incurred the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. As of December 31, 2015, we had $479.0 million in borrowings under the Second Lien Loan. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given LIBOR currently is less than 1.00%, our interest rate as of December 31, 2015 under the Second Lien Loan was 7.25% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 15, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period. Additionally, we must make mandatory prepayments of principal on the Second Lien Loan if we receive net cash proceeds from asset sales (as defined in the Second Lien Loan) or the issuance or incurrence of indebtedness (except for permitted refinancing debt as defined in the Second Lien Loan).

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
We have entered into an amendment to our Second Lien Loan to, among other things, reflect the changes in our structure as a result of the organizational transactions (Note 1). We prepaid $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO and paid approximately $1.9 million in prepayment premiums in connection with that prepayment.
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
In the normal course of our business activities, we lease real estate for our headquarters and branch locations and we may from time to time lease rental equipment and non-rental equipment under operating leases. See "—Contractual and Commercial Commitments."
Contractual and Commercial Commitments
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments. The following table summarizes our contractual and commercial obligations at December 31, 2015 on an actual basis:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations	(in thousands of dollars)
Revolving Credit Facility(1)	$253,600	$—	$253,600	$—	$—
Interest on Revolving Credit Facility(2)	19,754	6,847	12,907	—	—
Second Lien Loan(3)	479,000	3,348	—	—	475,652
Interest on Second Lien Loan(2)	187,447	34,485	68,970	68,970	15,022
Due to non-controlling interest holders in connection with Tax Receivable Agreement(4)	29,264	—	18,369	6,064	4,831
Operating leases(5)	32,796	7,349	12,987	7,760	4,700
Total	$1,001,861	$52,029	$366,833	$82,794	$500,205

(1)
Includes approximately $3.8 million in outstanding letters of credit as of December 31, 2015. For purposes of this table, we treat revolving balances outstanding under our Revolving Credit Facility as due at maturity. On February 25, 2016, we amended and restated the Revolving Credit Facility, extending the maturity from November 20, 2018 to February 25, 2021 (Note 20).

(2)
Future interest payments are calculated based on the assumption that (a) all debt outstanding as of December 31, 2015 remains outstanding until maturity, (b) the per annum rate of interest applicable to the indebtedness as of December 31, 2015 remains constant until maturity, (c) any accrued and unpaid interest prior to December 31, 2015 is excluded and (d) the unused line commitment fee, if applicable, is included at a constant rate per annum against the amount of the unused line as of December 31, 2015 through maturity. On February 25, 2016, we amended and restated the Revolving Credit Facility, extending the maturity from November 20, 2018 to February 25, 2021 (Note 20).

(3)
We incurred our $575.0 million Second Lien Loan as part of the Refinancing on June 9, 2014. The Second Lien Loan matures on June 9, 2021, does not have any scheduled amortization and bears interest at a variable rate based, at our election, on either a Eurodollar rate or a base rate. As of December 31, 2015, the rate on the Second Lien Loan was 7.25% per annum, resulting in annualized interest of approximately $34.5 million per year. We applied $96.0 million of the net proceeds from the IPO to prepay a portion of the Second Lien Loan. As of December 31, 2015, our total leverage ratio is 3.90. Under the terms of the Second Lien Loan, if the total leverage ratio is less than 4.00 to 1.00 but greater than 3.00 to 1.00, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $3.3 million will be made during 2016.

(4)
The timing of the payments due in connection with the Tax Receivable Agreement are subject to certain contingencies including Neff Corporation having sufficient taxable income to utilize tax benefits defined in the Tax Receivable Agreement.

(5)
Represents total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year. Amounts principally are related to payments required under our leases for our headquarters and branch locations. As of December 31, 2015, we did not have any capital leases. For more information, see Note 16 to our consolidated financial statements included in Item 8 of this annual report on Form 10-K.

From time to time we may also enter into capital leases with respect to equipment, but as of December 31, 2015 and December 31, 2014 we did not have any capital leases. In addition, from time to time we may accrue contractual payment obligations under the Tax Receivable Agreement.
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
We perform our goodwill impairment testing annually. We tested our goodwill on October 1 of 2015, 2014 and 2013 and in each case determined that the estimated fair value of our reporting units were substantially in excess of their carrying value and our goodwill was not impaired at any such time.
We use an equally weighted combination of the income and market approaches to determine the fair value of our reporting units when performing our impairment test of goodwill. We assign an equal weight to the respective methods as they are both acceptable valuation approaches in determining the fair value of a business.
The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment. We use a discounted cash flow method when applying the income approach. The market approach was based on the market price data of shares of our Company.
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
There were no events or circumstances that triggered an impairment test for our long-lived assets and intangibles with finite useful lives at December 31, 2015 and 2014.
Income Taxes
We are required to file federal and applicable state corporate income tax returns and recognize income taxes on our pre-tax income, which to date has consisted primarily of our share of Neff Holdings' pre-tax income. Neff Holdings is a limited liability company that is treated as a partnership for federal and state income tax purposes. Neff Holdings is not subject to income taxes for federal and state purposes. Rather, taxable income or loss is included in the respective federal and state income tax returns of Neff Holdings' members.
We account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
There were no uncertain tax positions for the year ended December 31, 2015. At December 31, 2014, the amount of uncertain tax positions was approximately $0.4 million. The uncertain tax positions relate solely to tax positions taken by Neff Holdings Corp. prior to the Acquisition, and are recorded in accrued expenses and other liabilities. Our practice is to recognize interest and penalties on uncertain tax positions in income tax expense. In addition, we have accrued interest and penalties of $0.3 million as of December 31, 2014, which are recorded in accrued expenses and other liabilities.
Payable Pursuant to Tax Receivable Agreement
Our liability of $29.1 million as of December 31, 2015 represents the payments due to Wayzata and the Prior LLC Owners under the Tax Receivable Agreement. Payments are anticipated to be made under the Tax Receivable Agreement when Neff Corporation utilizes a benefit. The payments are to be made in accordance with the terms of the Tax Receivable Agreement. The timing of the payments is subject to certain contingencies including Neff Corporation having sufficient taxable income to utilize all of the tax benefits defined in the Tax Receivable Agreement.

Recent Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the year ended December 31, 2015.

In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03 Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) which provides guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance is effective for private companies for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, and requires application on a retrospective basis. We expect to adopt this guidance when effective for private companies, and do not expect this guidance to have a material impact on our financial statements, although it will change the financial statement classification of debt issuance costs. As of December 31, 2015, $8.9 million of debt issuance costs were included in total assets in our consolidated balance sheet.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11") which requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current US GAAP requires that an entity measure inventory at the lower of cost or market. Market under current US GAAP could be replacement cost, net realizable value or net realizable value less a normal profit margin. This guidance is effective for private companies for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. This update should be applied prospectively. We expect to adopt this guidance when effective for private companies and do not expect this guidance to have a significant impact on our financial statements.

There were no significant new accounting pronouncements that the Company adopted during the year ended December 31, 2015.

Implications of Being an Emerging Growth Company
We qualify as an emerging growth company as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. Among other things, these provisions include:
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
We have elected to adopt the reduced disclosure requirements available to emerging growth companies. As a result of these elections, the information that we provided in this annual report on Form 10-K may be different than the information that you may receive from other public companies. Additionally, it is possible that some investors will find our Class A common stock less attractive as a result of our elections, which may cause a less active trading market for our common stock and more volatility in our stock price.

We could remain an "emerging growth company" through December 31, 2019 or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. We may choose to take advantage of some but not all of these reduced burdens.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility and Second Lien Loan. All outstanding indebtedness under the Revolving Credit Facility and Second Lien Loan (subject to LIBOR floor) bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility and Second Lien Loan would result in a change of $0.6 million and $1.2 million, respectively, to our interest expense on an annual basis.
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

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neff Corporation

We have audited the accompanying consolidated balance sheets of Neff Corporation and subsidiaries (combined and consolidated with Neff Holdings LLC and subsidiaries) (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit/members' surplus (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neff Corporation and subsidiaries (combined and consolidated with Neff Holdings LLC and subsidiaries) as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
The consolidating schedules as of and for the years ended December 31, 2015 and 2014 on pages 86-91 have been subjected to audit procedures performed in conjunction with the audit of the Company's consolidating financial statements. The consolidating schedules are the responsibility of the Company's management. Our audit procedures included determining whether the consolidating schedules reconcile to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the consolidating schedules. In our opinion, such schedules are fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.
/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 8, 2016

NEFF CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$289	$207
Accounts receivable, net of allowance for doubtful accounts of $2,508 in 2015 and $2,125 in 2014	70,328	66,375
Inventories	1,766	2,005
Rental equipment, net	457,470	420,245
Property and equipment, net	33,473	30,210
Prepaid expenses and other assets	14,488	16,959
Goodwill	60,599	58,765
Intangible assets, net	15,314	16,600
Total assets	$653,727	$611,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$18,948	$27,389
Accrued expenses and other liabilities	31,412	31,203
Revolving credit facility	253,600	245,200
Second lien loan, net of original issue discount	476,966	476,713
Payable pursuant to tax receivable agreement	29,133	31,557
Deferred tax liability, net	9,458	5,405
Total liabilities	819,517	817,467

Commitments and contingencies (Note 16)

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 10,380,781 and 10,476,190 shares issued and outstanding as of December 31, 2015 and 2014, respectively	104	105
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of December 31, 2015 and 2014, respectively	150	150
Additional paid-in capital	(112,058)	(112,185)
Retained earnings	17,190	1,599
Total stockholders' deficit	(94,614)	(110,331)
Non-controlling interest	(71,176)	(95,770)
Total stockholders' deficit and non-controlling interest	(165,790)	(206,101)
Total liabilities and stockholders' deficit and non-controlling interest	$653,727	$611,366
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues
Rental revenues	$335,990	$324,099	$281,038
Equipment sales	34,772	34,479	33,487
Parts and service	13,099	13,382	12,682
Total revenues	383,861	371,960	327,207
Cost of revenues
Cost of equipment sold	23,061	19,147	19,204
Depreciation of rental equipment	83,943	73,274	70,768
Cost of rental revenues	80,007	81,040	74,482
Cost of parts and service	7,598	8,180	7,677
Total cost of revenues	194,609	181,641	172,131
Gross profit	189,252	190,319	155,076
Other operating expenses
Selling, general and administrative expenses	90,531	81,990	78,617
Other depreciation and amortization	10,498	9,591	8,968
Transaction bonus	—	24,506	—
Total other operating expenses	101,029	116,087	87,585
Income from operations	88,223	74,232	67,491
Other expenses (income)
Interest expense	43,025	40,481	24,598
Loss on extinguishment of debt	—	20,241	—
Adjustment to tax receivable agreement	(2,424)	—	—
Loss on interest rate swap	2,265	—	—
Amortization of debt issue costs	1,547	3,061	1,929
Total other expenses (income)	44,413	63,783	26,527
Income before income taxes	43,810	10,449	40,964
(Provision for) benefit from income taxes	(3,625)	5,359	(471)
Net income	40,185	15,808	40,493
Less: net income attributable to non-controlling interest	24,594	14,209	40,493
Net income attributable to Neff Corporation	$15,591	$1,599	$—

		November 26, 2014 through December 31, 2014
Net income attributable to Neff Corporation per share of Class A common stock
Basic	$1.49	$0.15
Diluted	$1.29	$0.13
Weighted average shares of Class A common stock outstanding
Basic	10,477	10,476
Diluted	12,069	12,011
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT / MEMBERS' SURPLUS (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(in thousands)

	Neff Holdings		Neff Corporation
			Class A Common Stock		Class B Common Stock
	Members' Surplus (Deficit)	Accumulated (Deficit) Surplus	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling interest	Total stockholders' deficit / members' surplus (deficit) and non-controlling interest
BALANCE—January 1, 2013	$103,088	$(31,723)	—	$—	—	$—	$—	$—	$—	$71,365
Return of capital to members (Note 10)	(110,000)	—	—	—	—	—	—	—	—	(110,000)
Equity—based compensation expense	1,224	—	—	—	—	—	—	—	—	1,224
Net income	—	40,493	—	—	—	—	—	—	—	40,493
BALANCE—December 31, 2013	(5,688)	8,770	—	—	—	—	—	—	—	3,082
Return of capital to members (Note 10)	(329,885)	—	—	—	—	—	—	—	—	(329,885)
Equity—based compensation expense through November 26, 2014	819	—	—	—	—	—	—	—	—	819
Net income through November 26, 2014	—	10,429	—	—	—	—	—	—	—	10,429
BALANCE prior to organizational transactions and IPO	(334,754)	19,199	—	—	—	—	—	—	—	(315,555)
Sale of Class A common stock in IPO, net of $6,204 in issuance costs and underwriters' discount	—	—	10,476	105	14,952	150	139,684	—	—	139,939
Purchase of Neff Holdings units by Neff Corporation	146,143	—	—	—	—	—	(146,143)	—	—	—
Record deferred tax assets and liabilities and tax receivable liability	—	—	—	—	—	—	(35,928)	—	—	(35,928)
Initial allocation of non-controlling interest	188,611	(19,199)	—	—	—	—	(69,798)	—	(99,614)	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	64	64
Net income from IPO to December 31, 2014	—	—	—	—	—	—	—	1,599	3,780	5,379
BALANCE—December 31, 2014	—	—	10,476	105	14,952	150	$(112,185)	1,599	(95,770)	(206,101)
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	—	—	—	(283)	—	—	(283)
Equity-based compensation expense	—	—	—	—	—	—	1,249	—	—	1,249
Stock issued for restricted stock units	—	—	18	—	—	—	—	—	—	—
Stock repurchased and canceled	—	—	(113)	(1)	—	—	(839)	—	—	(840)
Net income	—	—	—	—	—	—	—	15,591	24,594	40,185
BALANCE—December 31, 2015	$—	$—	10,381	$104	14,952	$150	$(112,058)	$17,190	$(71,176)	$(165,790)

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Cash Flows from Operating Activities
Net income	$40,185	$15,808	$40,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93,155	81,355	78,009
Amortization of debt issue costs	1,547	3,061	1,929
Amortization of intangible assets	1,286	1,510	1,727
Amortization of original issue discount	253	126	—
Gain on sale of equipment	(11,711)	(15,332)	(14,283)
Provision for bad debt	2,526	2,705	2,278
Equity-based compensation expense	1,249	883	1,224
Deferred income taxes	4,053	1,034	—
Adjustment to tax receivable agreement	(2,424)	—	—
Unrealized loss on interest rate swap	1,880	—	—
Loss on extinguishment of debt	—	20,241	—
Changes in operating assets and liabilities:
Accounts receivable	(6,316)	(13,482)	(8,031)
Inventories, prepaid expenses and other assets	1,205	(2,399)	(425)
Accounts payable	(1,362)	1,139	1,009
Accrued expenses and other liabilities	(3,312)	(2,563)	4,480
Net cash provided by operating activities	122,214	94,086	108,410
Cash Flows from Investing Activities
Purchases of rental equipment	(147,483)	(149,174)	(144,483)
Proceeds from sale of equipment	34,772	34,479	33,487
Purchases of property and equipment	(13,134)	(13,018)	(11,852)
Cash paid for acquisitions	(3,564)	—	—
Interest rate swap payments	—	—	(2,484)
Net cash used in investing activities	(129,409)	(127,713)	(125,332)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(151,539)	(549,240)	(105,867)
Borrowings under revolving credit facility	159,939	515,240	242,446
Proceeds from second lien loan, net	—	572,125	—
Repayment of second lien loan	—	(96,000)	—
Prepayment premium on second lien loan	—	(1,920)	—
Distribution to members	—	(329,885)	(110,000)
Repayments of senior secured notes	—	(200,000)	—
Call Premiums	—	(7,218)	—
Debt issue costs	—	(9,397)	(10,053)
Proceeds from issuance of Class A common stock	—	146,143	—
Payment of costs directly associated with the issuance of Class A common stock	(283)	(6,204)	—
Common stock repurchases	(840)	—	—
Net cash provided by financing activities	7,277	33,644	16,526
Net increase (decrease) in cash and cash equivalents	82	17	(396)
Cash and cash equivalents, beginning of year	207	190	586
Cash and cash equivalents, end of year	$289	$207	$190
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS AND ORGANIZATION

Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase Common Units in Neff Holdings which was wholly owned by private investment funds managed by Wayzata prior to the IPO. We refer to these transactions as the "Organizational Transactions" as described below. Neff Corporation's only business is to act as the sole managing member of Neff Holdings. As a result, Neff Corporation consolidates Neff Holdings for all periods presented (See Supplemental Condensed Consolidating Financial Statements). Neff Corporation and its consolidated subsidiaries, including Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, are referred to as the "Company".

The Company owns and operates equipment rental locations in the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.
The Company has evaluated subsequent events through March 8, 2016, the date these financial statements were issued.
All intercompany transactions and balances have been eliminated in consolidation.
Organizational Transactions
In connection with the completion of the IPO, the following organizational transactions were consummated:

•
The preexisting Neff Holdings LLC agreement was amended to, among other things (i) provide for a new class of Common Units, (ii) convert Wayzata's existing membership interest in Neff Holdings into Common Units and (iii) appoint Neff Corporation as the sole managing member of Neff Holdings;

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

•
$146.1 million in proceeds were used to purchase 10,476,190 Common Units directly from Neff Holdings at a price per unit equal to the IPO price per share of Class A common stock, representing 41.2% of Neff Holdings' outstanding Common Units;

•
Neff Holdings used the net proceeds from the sale of Common Units to Neff Corporation to (i) repay or prepay certain indebtedness (including any prepayment premium) and (ii) pay the other fees and expenses from the IPO;

•	Stock options and restricted stock units covering a total of 355,504 shares of our Class A common stock were granted to certain of our directors and certain of our employees (Note 12); and

•	Neff Corporation entered into the Registration Rights Agreement with Wayzata and the Prior LLC Owners and the Tax Receivable Agreement with the Prior LLC Owners.
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

•
Statements of Operations - The consolidated statements of operations include the historical consolidated statements of operations of Neff Holdings consolidated with the statements of operations of Neff Corporation;

•
Statements of Stockholders' Equity/Members' Deficit and Non-Controlling Interest - Prior to the Organizational Transactions and the IPO, Neff Holdings and its subsidiaries were organized as a group of limited liability companies. Wayzata's ownership interest in Neff Holdings is reflected as members' deficit prior to the IPO. As a result of the Organizational Transactions, Wayzata retained a portion of its economic interest in Neff Holdings directly through the ownership of Neff Holdings Common Units and these interests are included within the non-controlling interest subsequent to the IPO; and

•
Statements of Cash Flows - The statements of cash flows include the historical consolidated statements of cash flows of Neff Holdings consolidated with the statements of cash flows of Neff Corporation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of the consolidated financial statements including those related to depreciation, income taxes, self-insurance reserves, goodwill and intangible assets, and amounts payable pursuant to the tax receivable agreement, as amended (Note 3) ("Tax Receivable Agreement"). Management relies on historical experience and other assumptions, believed to be reasonable under the circumstances, in making its judgments and estimates. Actual results could differ from those judgments and estimates.

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
Delivery Costs
Depreciation of delivery vehicles is included in other operating expenses in the consolidated statements of operations and amounted to approximately $6.9 million, $6.2 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. All other delivery related costs are included in cost of revenues.
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
Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily include debt issue costs, prepaid expenses and deposits. Debt issue costs are amortized over the term of the debt utilizing the effective interest method (Note 10).
Insurance
The Company is insured against general liability claims, workers' compensation claims and automobile liability claims up to specified limits per claim and in the aggregate, subject to deductibles per occurrence of up to $0.3 million. Insured losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred as well as an estimated liability for claims incurred but not reported. These liabilities are not discounted and are classified in accrued expenses and other liabilities. The Company is self-insured for group medical and dental claims. The Company has accrued a liability net of expected insurance recoveries for unpaid claims, including incurred but not reported claims, totaling $3.1 million and $3.2 million, for insurance as of December 31, 2015 and 2014, respectively. The Company had $3.7 million in outstanding letters of credit at December 31, 2015 that were associated with its insurance coverage.
Income Taxes
The Company is a taxpayer subject to income taxes at rates generally applicable to C corporations, and therefore its results of operations are affected by the amount of accruals for tax benefits or payments that Neff Holdings (as a partnership for U.S. federal income tax purposes) historically has not reflected in its results of operations.

Goodwill and Intangible Assets

Goodwill and trademarks and tradenames are reviewed at least annually for impairment. The Company conducts annual impairment tests on October 1 of each fiscal year or whenever an indicator of impairment exists. The customer list is amortized over its useful life (Note 8). The Company expenses costs to renew or extend the term of a recognized intangible asset.
Fair Value of Financial Instruments
The fair market value of financial instruments held by the Company is based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and does not include expenses that could be incurred in an actual sale or settlement of such assets or liabilities.
The carrying value of accounts receivable, accounts payable and accrued liabilities approximate fair market value due to the short term maturities of these instruments unless otherwise disclosed in these consolidated financial statements (Note 17).
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled approximately $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Recently Issued Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the year ended December 31, 2015.

In April 2015, the FASB issued ASU 2015-03 which provides guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance is effective for private companies for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, and requires application on a retrospective basis. The Company expects to adopt this guidance when effective for private companies, and does not expect this guidance to have a material impact on its financial statements, although it will change the financial statement classification of debt issuance costs. As of December 31, 2015, $8.9 million of debt issuance costs were included in total assets in the Company's consolidated balance sheet.

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

NOTE 3—NON-CONTROLLING INTEREST

Neff Corporation is the sole managing member of Neff Holdings. As a result, Neff Corporation operates and controls all of the business and affairs of Neff Holdings while owning a 41.0% minority economic interest in Neff Holdings. Neff Corporation consolidates the financial results of Neff Holdings and its subsidiaries and records a non-controlling interest for the remaining 59.0% economic interest in Neff Holdings held by Wayzata. On a stand alone basis, Neff Corporation's only sources of cash flow from operations are distributions from Neff Holdings. Net income attributable to the non-controlling interest on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Neff Holdings held by the non-controlling unitholders. The non-controlling interest on the consolidated balance sheets represents the carryover basis of Wayzata's capital account in Neff Holdings. Non-controlling interest is adjusted to reflect the distributions to and income allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of December 31, 2015	14,951,625	10,380,781	25,332,406
	59.0%	41.0%	100.0%

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of November 26, 2014 and December 31, 2014	14,951,625	10,476,190	25,427,815
	58.8%	41.2%	100.0%

The following table summarizes the activity in the non-controlling interest from November 26, 2014 to December 31, 2015 (in thousands):

Equity held by non-controlling unitholders as of November 26, 2014 immediately prior to the IPO	$(315,555)
Purchase of Neff Holdings common units by Neff Corporation	146,143
Neff Holdings equity immediately after IPO	(169,412)
Non-controlling ownership interest	58.8%
Neff Holdings equity held by non-controlling unitholders as of November 26, 2014 immediately after IPO	(99,614)
Equity-based compensation expense	64
Allocation of income subsequent to Organizational Transactions and IPO	3,780
Balance of non-controlling interest as of December 31, 2014	(95,770)
Net income attributable to non-controlling interest	24,594
Balance of non-controlling interest as of December 31, 2015	$(71,176)

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

Payments Pursuant to the Tax Receivable Agreement

As of December 31, 2015, the Company recorded a liability of $29.1 million, representing the estimated payments due to the Prior LLC Owners under the Tax Receivable Agreement with the Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of our pro rata share of such items. The liability as of December 31, 2015 decreased by $2.4 million from December 31, 2014, due to the Tax Receivable Agreement Amendment (defined below) and changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to Wayzata, resulting from the sale of equipment that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The Company expects these changes from the special allocation of gain will likely occur quarterly.

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

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the twelve months ended December 31, 2015.

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

	For the Year Ended December 31, 2015	November 26, 2014 through December 31, 2014
Numerator:
Net income attributable to Neff Corporation	$15,591	$1,599
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,477	10,476
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,477	10,476
Add dilutive effect of the following:
Neff Holdings options (redeemable for cash or Class A common stock)	1,265	1,265
Neff Corporation stock options	323	270
Restricted stock units	4	—
Weighted average shares of Class A common stock outstanding, diluted	12,069	12,011
Earnings per share of Class A common stock:
Net income attributable to Neff Corporation per share of Class A common stock, basic	$1.49	$0.15
Net income attributable to Neff Corporation per share of Class A common stock, diluted	$1.29	$0.13

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

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCOUNTS RECEIVABLE (Continued)
The following table summarizes activity for allowance for doubtful accounts (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Beginning balance	$2,125	$1,639	$1,472
Provision for bad debt	2,526	2,705	2,278
Charge offs	(2,143)	(2,219)	(2,111)
Ending balance	$2,508	$2,125	$1,639
NOTE 6—RENTAL EQUIPMENT
Rental equipment consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Rental equipment	$713,916	$628,387
Less: accumulated depreciation	(256,446)	(208,142)
Rental equipment, net	$457,470	$420,245

NOTE 7—PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Land	$25	$25
Buildings	55	55
Leasehold improvements	5,520	4,074
Office equipment	3,923	3,090
Service equipment and vehicles	54,908	47,782
Shop equipment	3,193	2,434
	67,624	57,460
Less: accumulated depreciation	(34,151)	(27,250)
Property and equipment, net	$33,473	$30,210
Depreciation expense for property and equipment was $9.2 million, $8.1 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
NOTE 8—INTANGIBLE ASSETS
The Company's trademarks and tradenames are intangible assets with indefinite useful lives. The Company tests its trademarks and tradenames for impairment annually or as of an interim date if circumstances suggest that assets may be impaired. As part of its annual impairment testing of intangible assets, the Company may perform a qualitative or quantitative assessment. If a quantitative test is performed, the fair value of the trademarks and tradenames is measured using the royalty savings method which includes inputs such as revenue, a royalty rate and a discount rate, to reflect the savings realized by owning the trademarks and tradenames, and thus not having to pay a royalty fee to a third party. The Company tested its trademarks and tradenames as of October 1, 2015, and determined that its trademarks and tradenames were not impaired.
The Company reviews its customer list for indicators of impairment at least annually and tests for impairment if indicators exist.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INTANGIBLE ASSETS (Continued)
The carrying amount and accumulated amortization of intangible assets as of December 31, 2015 and 2014, consisted of the following (in thousands, except as noted):

		December 31, 2015
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(9,527)	4,460
Total intangible assets		$24,841	$(9,527)	$15,314

		December 31, 2014
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(8,241)	5,746
Total intangible assets		$24,841	$(8,241)	$16,600
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at December 31, 2015	$9,527
Estimated amortization expense
2016	1,070
2017	877
2018	719
2019	589
2020	483
2021 through 2022	722
Total	$13,987
Amortization expense related to the customer list was $1.3 million, $1.5 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—GOODWILL (Continued)
The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment. The Company uses a discounted cash flow method when applying the income approach. The market approach was based on market price data of shares of the Company.
The Company tested its goodwill as of October 1, 2015, and determined that its goodwill was not impaired. On October 1, 2015, the Company acquired the assets of Lewis Rents, Inc. which resulted in $1.8 million of additional goodwill. The balance of goodwill as of December 31, 2015 was $60.6 million. There were no changes in the carrying amount of goodwill for the year ended December 31, 2014.
NOTE 10—DEBT
Debt consisted of the following as of December 31, 2015 and 2014 (in thousands, except percent data):

	December 31, 2015	December 31, 2014
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.5% to LIBOR plus up to 2.5% (2.7% at December 31, 2015)	$253,600	$245,200
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized discount of $2,034 in 2015 and $2,287 in 2014 (7.25% at December 31, 2015)	476,966	476,713
Total indebtedness	$730,566	$721,913

On October 1, 2010, Neff Rental LLC and Neff LLC (subsidiaries of Neff Holdings) entered into the Revolving Credit Facility as co-borrowers. The obligations under the Revolving Credit Facility are guaranteed by Neff Holdings LLC. The Revolving Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. Interest on any base rate loans under the Revolving Credit Facility is due quarterly and interest on any LIBOR rate loans under the Revolving Credit Facility is due at three month intervals or, if shorter, at the end of the selected LIBOR period. Availability under the Revolving Credit Facility is subject to a borrowing base formula consisting of eligible accounts receivable and eligible rental fleet.

In May 2011, Neff Rental LLC and Neff Rental Finance Corp. (then a wholly-owned subsidiary of Neff Holdings), as co-issuers, completed a private offering of $200.0 million aggregate principal amount of 9.625% Senior Secured Notes. The terms of the Senior Secured Notes were governed by an indenture. The obligations under the Senior Secured Notes were guaranteed by Neff Holdings LLC and Neff LLC and were secured by a second priority security interest in substantially all of the Company’s assets. Interest on the Senior Secured Notes was payable in cash semi-annually in arrears on May 15 and November 15 of each year. The Senior Secured Notes maturity date was May 15, 2016. The Senior Secured Notes were repaid in full on June 9, 2014. Following the repayment of the Senior Secured Notes, Neff Rental Finance Corp. was dissolved on July 18, 2014.

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
Accumulated amortization at December 31, 2015 for debt issue costs was $4.1 million and $0.9 million for the Revolving Credit Facility and Second Lien Loan, respectively. Accumulated amortization at December 31, 2014 for debt issue costs was $3.2 million and $0.3 million for the Revolving Credit Facility and Senior Secured Notes, respectively.

The Revolving Credit Facility and Second Lien Credit Agreement contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $42.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Credit Agreement as of December 31, 2015.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT (Continued)

As of December 31, 2015, our total leverage ratio is 3.90. Under the terms of the Second Lien Loan, if the total leverage ratio is less than 4.00 to 1.00 but greater than 3.00 to 1.00, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $3.3 million will be made during 2016.
The Company had $3.7 million and $4.5 million in outstanding letters of credit at December 31, 2015 and 2014, respectively, that were primarily associated with its insurance coverage. As of December 31, 2015, total availability under the Revolving Credit Facility was $167.6 million.

NOTE 11—CAPITAL STRUCTURE

Neff Corporation Capital Structure

Subsequent to the Organizational Transactions and IPO as described in Note 1, Neff Corporation had two classes of common stock, Class A common stock and Class B common stock, which are described as follows:

Class A Common Stock

Holders of shares of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class A common stock do not have cumulative voting rights in the election of directors.

Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our dissolution or liquidation or the sale of all or substantially all of our assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Holders of shares of our Class A common stock do not have preemptive, subscription, redemption or conversion rights. There will be no redemption or sinking fund provisions applicable to the Class A common stock. As of December 31, 2015, Neff Corporation had not paid nor had it declared any dividends.

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

Preferred Stock

The total of our authorized shares of preferred stock is 10,000,000 shares. As of December 31, 2015, we have no shares of preferred stock outstanding.

Neff Holdings Capital Structure

Subsequent to the Organizational Transactions and the IPO as described in Note 1, Neff Holdings has one class of Common Units (Class A common units and Class B common units were converted for common units on a 1-for-1.625 basis).

Common Units

Prior to the Organizational Transactions (Note 1), the total number of authorized Neff Holdings Class A common units outstanding was 9,200,000.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—CAPITAL STRUCTURE (Continued)

Prior to the Organizational Transactions (Note 1), the total number of authorized Neff Holdings Class B common units was 1,000,000. As of November 20, 2014, the Company had granted options to purchase 778,374 Class B common units under its 2010 Equity Plan (Note 12) to certain employees and directors of Neff Holdings. The Class B common units were subordinate to the Class A preferred units, to the extent of the preference associated with such Class A preferred units, with respect to distributions and rights upon liquidation, winding up and dissolution of the Company.

In connection with the Organizational Transactions (Note 1), all outstanding Neff Holdings Class A common units were converted into newly issued common units on 1-for-1.625 basis, subject to rounding, so that one common unit could be acquired with the net proceeds received in the IPO from the sale of one share of Neff Corporation Class A common stock, after the deduction of underwriting discounts and commissions (the "Class A common unit Conversion"). After the Class A common unit Conversion, there were 14,951,625 common units outstanding. Previously outstanding and unexercised options to acquire Class B common units of Neff Holdings were then substituted for options to acquire 1,264,985 shares of common units.

On November 26, 2014, Neff Corporation used the proceeds it received from the IPO to purchase 10,476,190 newly issued common units from Neff Holdings at a price per common unit equal to the public offering price per share of Neff Corporation Class A common stock, less underwriting discounts, totaling $146.1 million. Each common unit of Neff Holdings can be redeemed for, at Neff Corporation's option, newly issued shares of Neff Corporation's Class A common stock on a one-for-one basis or for a cash payment equal to the market price of one share of Neff Corporation’s Class A common stock. As of December 31, 2015, there were 25,332,406 Common Units outstanding for Neff Holdings.
NOTE 12—EQUITY—BASED COMPENSATION
Equity-based compensation expense relating to the Company's equity-based compensation awards was $1.2 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively.
Neff Corporation 2014 Incentive Award Plan
On November 7, 2014, the Company's board of directors adopted the Neff Corporation 2014 Incentive Award Plan (the "2014 Incentive Plan") and reserved 1,500,000 shares of Class A common stock for issuance. The 2014 Incentive Plan became effective on November 7, 2014 and provides for the grant of options, restricted stock awards, performance awards, dividend equivalent awards, deferred stock awards, deferred stock unit awards, stock payment awards or stock appreciation rights to employees, consultants and directors of the Company. At December 31, 2015, there were 542,977 remaining shares of Class A common stock available for future issuance under the 2014 Incentive Plan.
Neff Corporation Restricted Stock Units
The Company issues time-based and performance-based RSUs issuable in Class A common stock to directors (the "Director RSUs") and certain employees (the "Employee RSUs"). The Director RSUs are time-based RSUs which typically vest on the earliest of (i) the first anniversary of the grant date, (ii) the day immediately before the first annual meeting following the grant date and (iii) the date of a change in control. The Employee RSUs are performance-based RSUs. Half of the Employee RSUs will become vested on the third anniversary of the grant date if the Company's stock price is equal to or greater than a comparison group of other companies. The other half of the Employee RSUs will vest on the third anniversary of the grant date if the Company's return on invested capital exceeds the Company's weighted average cost of capital. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis. For performance-based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
The following table summarizes the RSUs granted (RSUs in thousands):

	For the Year Ended December 31,
	2015	2014	2013
RSUs granted	176	85	—
Weighted-average grant date price per unit	$8.08	$15.00	$—

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EQUITY—BASED COMPENSATION (Continued)
Equity-based compensation expense for the RSUs was approximately $0.7 million and $36.0 thousand for the years ended December 31, 2015 and 2014. Additionally, approximately $2.0 million of total unrecognized compensation cost, related to non-vested RSUs is expected to be recognized over a weighted-average period of 2 years.
The following table summarizes the RSU activity for the year ended December 31, 2015 (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	85	$15.00
Granted	176	8.08
Vested	(18)	15.00
Forfeited	—	—
Nonvested at December 31, 2015	243	$10.00
Neff Corporation Options
The Company issues stock options to purchase shares of Class A common stock of Neff Corporation to certain employees of the Company. The stock options will vest over time on each of the first four anniversaries of the grant date.
The following table summarizes the stock options granted (options in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Options granted	426	270	—
Weighted-average grant date price per unit	$8.12	$15.00	$—
The weighted average grant date fair value of stock options granted in 2015 and 2014 was $3.93 and $7.76, respectively. The fair value of the stock options at grant date was estimated using the Black-Scholes multiple option model. The following table summarizes the range of assumptions used to value stock options granted:

	For the Year Ended December 31,
	2015	2014
Expected volatility	48.3% - 52.0%	52.0%
Risk-free interest rate	1.8% - 2.1%	2.1%
Dividend yield	—%	—%
Expected term (in years)	6	6

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EQUITY—BASED COMPENSATION (Continued)
The following table summarizes the stock option activity for the year ended December 31, 2015 (options in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	—	$—
Granted	270	15.00
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2014	270	15.00
Granted	426	8.12
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2015	696	$10.79
Vested and exercisable at December 31, 2015(1)	68	$15.00
(1)    The weighted average remaining contractual life of the vested and exercisable options as of December 31, 2015 is 9 years.
Equity-based compensation expense for the options was approximately $0.6 million and $18.0 thousand for the years ended December 31, 2015 and 2014, respectively. Additionally, approximately $3.1 million of total unrecognized compensation cost, related to non-vested stock options, is expected to be recognized over a weighted-average period of 3 years.
Neff Holdings LLC Management Equity Plan
A summary of the Neff Holdings Options granted follows:

	Originally issued		As converted (see below)
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013, 2014 and 2015	778,374	$10.82	1,264,985	$6.66

Vested and exercisable at December 31, 2013	581,125	$10.82	944,431	$6.66
Vested and exercisable at December 31, 2014	775,718	10.82	1,260,679	6.66
Vested and exercisable at December 31, 2015(1)	778,374	10.82	1,264,985	6.66
(1)    The weighted average remaining contractual life of the vested and exercisable options as of December 31, 2015 is 5 years.
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
On October 12, 2010, under the 2010 Equity Plan, Neff Holdings LLC granted options to certain employees of the Company to acquire an aggregate of 1,300,141 Class B limited voting membership units (the "2010 Employee Options"). The 2010 Employee Options vest as follows: 62.5% vest over time (the "Service Options") and the remaining 37.5% vest in equal installments upon the achievement of certain earnings-based targets (the "Performance Options"). Each employee's Service Options vest in equal installments on each of the first four anniversaries of the grant date beginning with October 12, 2011. The vesting of the Performance Options is subject to periodic or cumulative achievement of certain earnings-based targets over four periods beginning with the period October 1, 2010 through December 31, 2011 and then over the next three calendar years thereafter. If

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EQUITY—BASED COMPENSATION (Continued)
any of the Performance Options do not vest over the vesting period, then any unvested Performance Options terminate. The 2010 Employee Options were granted at an exercise price of $14.69 per share (see Option Amendment below), which price was not less than the fair market value of a Class B limited voting membership unit on the date of the grant. As of December 31, 2015 and 2014, 1,230,249 and 1,225,942 of the 2010 Employee Options had vested, respectively, and the exercise price was $6.66.
On November 11, 2010, under the 2010 Equity Plan, Neff Holdings LLC granted options to acquire 34,737 Class B limited voting membership units to two members of the Board of Managers (the "2010 Director Options", together with the 2010 Employee Options, the "2010 Options"). The 2010 Director Options will vest over time (25% of each 2010 Director Options will vest in equal installments on each of the first four anniversaries of November 11, 2010). The 2010 Director Options had an exercise price of $14.69 per share (see Option Amendment below), which price was not less than the fair market value of a Class B limited voting membership unit on the date of the grant. As of December 31, 2015 and 2014, 34,737 of the 2010 Director Options had vested.
Upon a change in control of Neff Holdings LLC, all of the then outstanding 2010 Options would fully vest and become exercisable. The fair value of the 2010 Options at grant date was estimated using the Black-Scholes multiple option model. The following weighted average assumptions were used to value the 2010 Options: an expected term of 5 years, a risk free rate of 1.17%, volatility of 50% and no expected dividends. The estimated weighted average fair value per option granted in 2010 was $6.07. The risk free rate for periods within the contracted life of the options was based on the yield on U.S. Treasury securities to extrapolate a forward yield curve. As Neff Holdings LLC's membership units were privately held and there had been no history of exercises and forfeitures, volatility was based on the average volatilities of public entities and expected life was based on management estimates considering maximum contractual terms and vesting periods at grant date.
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
The weighted average exercise price and the weighted average remaining contractual life of the options under the 2010 Equity Plan as of December 31, 2015 was $6.66 and 6 years, respectively. As of December 31, 2015 and 2014, Neff Holdings LLC had 1,264,985 class B limited voting membership unit options outstanding that were granted to employees and non-employee directors of the Company. As of December 31, 2015, all of the equity-based compensation expense related to the 2010 Equity Plan has been recognized.
NOTE 13—RETIREMENT PLAN
The Company has a 401(k) plan for its employees (the "401(k) Plan"). Participating employees may contribute to the 401(k) Plan through salary deductions. Neff Rental LLC is the sponsor of the 401(k) Plan. The Company made $1.4 million, $1.2 million and $1.0 million in matching contributions to the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS
On March 24, 2015, the Company entered into an interest rate swap (the "Interest Rate Swap"), effectively converting a portion of its variable rate debt into fixed rate debt. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the consolidated statement of operations. The Company adjusts the accrued swap asset or liability by the amount of the monthly net settlement as settlements are made. Under the terms of the Interest Rate Swap, a monthly net settlement is made on approximately the 8th of each month for the difference between the fixed rate (see the fixed rate schedule below) and the variable rate, based upon the one month LIBOR rate on the notional amount of the Interest Rate Swap. The Interest Rate Swap has a notional amount of $200.0 million through April 8, 2020.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The fixed rate follows the schedule below:

April 8, 2015 to April 7, 2016	0.47260%
April 8, 2016 to April 9, 2017	1.15700%
April 10, 2017 to April 8, 2018	1.68100%
April 9, 2018 to April 7, 2019	1.96100%
April 8, 2019 to April 8, 2020	2.14300%
The Company's transactions in derivative financial instruments are authorized and executed pursuant to its regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.
For the year ended December 31, 2015, the Company recognized a loss on the Interest Rate Swap of $2.3 million which consisted of $1.9 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.4 million realized loss for the settlement payments made. The Company did not record a gain or loss on the Interest Rate Swap for the years ended December 31, 2014 and 2013.
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the year ended December 31,
	2015	2014	2013
	Loss Recognized in Earnings (a)	Loss Recognized in Earnings	Loss Recognized in Earnings
Interest Rate Swaps	$2,265	$—	$—

	December 31, 2015	December 31, 2014
	Fair Value of Derivative Liability (b)	Fair Value of Derivative Liability
Interest Rate Swaps (Note 17)	$1,880	$—

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

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—INCOME TAXES (Continued)
The components of (provision for) benefit from income taxes included in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Current expense
Federal	$—	$—	$—
State and local	(428)	(6,393)	471
Total current (benefit) expense	(428)	(6,393)	471
Deferred expense
Federal	$3,901	$933	$—
State and local	152	101	—
Total deferred expense	4,053	1,034	—
Total	$3,625	$(5,359)	$471
The following table summarizes the differences between the statutory federal income tax rate and the Company’s effective income tax rate (percent data):

	For the Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	0.6	0.7	—
Uncertain tax positions	(1.3)	(58.9)	1.2
Permanent book/tax differences	(7.1)	0.1	—
Change in ownership percentage	0.6	—	—
Non-controlling interests	(19.3)	(28.6)	(35.0)
Other	(0.21)	0.4	—
Effective tax rate	8.29%	(51.3)%	1.2%
The components of deferred income tax assets (liabilities) are as follows (in thousands):

	2015	2014
Deferred Tax Assets
Net operating loss carryforwards	$17,835	$2,535
Provision for bad debt	393	336
Accrued liabilities	733	902
Equity-based compensation	293	139
Loss on interest rate swap	295	—
Insurance/parts reserves	534	543
Straight-line rent adjustment	106	100
Uncertain tax position	—	104
Gain on redemption of common units	100	—
Subtotal	20,289	4,659
Less: valuation allowance	—	—
Total deferred tax assets	$20,289	$4,659
Deferred Tax Liabilities
Intangible assets	$(3,454)	$(2,841)
Deferred debt costs	(367)	(230)
Depreciation	(25,926)	(6,993)
Total deferred tax liabilities	$(29,747)	$(10,064)

Deferred Tax Liability, net	$(9,458)	$(5,405)

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—INCOME TAXES (Continued)
The Company has a federal income tax net operating loss ("NOL") carryforward totaling $46.6 million and state NOL carryforwards totaling $40.8 million. The Company has recorded a deferred tax asset of $17.8 million reflecting the benefit of the federal and state NOLs. The federal deferred tax asset expires in 2034 and the state deferred tax assets expire over the next five years to fifteen years.
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
On October 1, 2010, Neff Holdings purchased substantially all of the assets of Neff Holdings Corp. and certain of its affiliates (collectively, the "Predecessor") in connection with the Acquisition.
In connection with the Acquisition, uncertain tax liabilities were assumed by Neff Holdings and are recorded in the Company's accrued expenses as of December 31, 2014. As a taxable entity, the Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. At December 31, 2014, the amount of uncertain tax positions recorded in accrued expenses was approximately $0.4 million. There were no uncertain tax positions as of December 31, 2015.
The Company's practice is to recognize interest and penalties on uncertain tax positions in income tax expense. The Company recognized $0.2 million and $0.5 million for interest and penalties during the years ended December 31, 2014 and 2013, respectively. The Company recognized accrued interest and penalties of $0.3 million and $2.3 million as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2015, as a result of the expiration of statute of limitations, the Company reversed $0.4 million and $0.3 million in uncertain tax positions and interest and penalties, respectively. During the year ended December 31, 2014, the Company reversed $4.3 million in uncertain tax positions and $2.3 million in interest and penalties.
Tax years 2012 through 2014 are open to examination by federal and state taxing authorities.
A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows (in thousands):

Ending balance—December 31, 2012	$4,876
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of lapse of applicable statute of limitations	(126)
Ending balance—December 31, 2013	4,750
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of lapse of applicable statute of limitations	(4,347)
Ending balance—December 31, 2014	403
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of lapse of applicable statute of limitations	(403)
Ending balance—December 31, 2015	$—

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED-PARTY TRANSACTIONS AND OTHER COMMITMENTS
Related Party Transactions
For the years ended December 31, 2015 and 2014, the Company had no material related party transactions.
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
As of December 31, 2015, future minimum rental payments under non-cancelable operating lease arrangements are as follows for the years ending December 31 (in thousands):

2016	$7,349
2017	7,035
2018	5,952
2019	4,451
2020	3,309
Thereafter	4,700
$32,796
Rental expense under operating lease arrangements amounted to approximately $7.4 million, $7.1 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Litigation Matters
The Company is party to legal proceedings and potential claims arising in the ordinary course of business. The Company's management does not believe that these matters will have a material effect on the Company's financial position, results of operations or cash flows.
NOTE 17—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximate carrying value as of December 31, 2015 and 2014, as variable interest rates approximate market rates. The Company has classified these instruments in Level 2 of the fair value hierarchy.
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

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—FAIR VALUE DISCLOSURES (Continued)
The following table reflects the carrying amount and fair value measurement information of the Company's financial liability measured on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$—	$1,880	$—
There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2015, 2014 and 2013.
NOTE 18—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$42,860	$40,401	$24,676
Cash paid for interest rate swap settlements	385	—	—
Non-cash investing activities
Purchases of rental equipment included in accounts payable and other accrued liabilities at year end	$19,503	$24,977	$9,381
Non-cash financing activities
Accrued Revolving Credit Facility debt issue costs	$—	$—	$182

NOTE 19—SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
A summary of the quarterly operating results during 2015 and 2014 is as follows (in thousands):

	2015
	1st	2nd	3rd	4th
Revenues	$84,086	$94,227	$99,424	$106,124
Gross profit	40,618	47,638	51,247	49,749
Income from operations	15,867	22,513	25,717	24,126
Total other expenses (income)	12,294	6,719	15,926	9,474
Net income	3,328	14,694	9,444	12,719
Less: net income attributable to non-controlling interest	2,399	7,275	6,238	8,682
Net income attributable to Neff Corporation	$929	$7,419	$3,206	$4,037

	2014
	1st	2nd	3rd	4th
Revenues	$77,733	$92,362	$97,747	$104,118
Gross profit	36,049	49,720	51,538	53,012
Income from operations	13,707	2,476	28,016	30,033
Total other expenses	8,130	25,224	13,550	16,879
Net income (loss)	5,458	(22,867)	19,314	13,903
Less: net income (loss) attributable to non-controlling interest	5,458	(22,867)	19,314	12,304
Net income attributable to Neff Corporation	$—	$—	$—	$1,599

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SUBSEQUENT EVENTS

On February 25, 2016, Neff Holdings LLC, Neff LLC and Neff Rental LLC (collectively, the “Credit Parties”), amended and restated the Revolving Credit Facility (the “2016 Amendment and Restatement”).  The amendment, among other things, increased total maximum borrowing capacity from $425.0 million to $475.0 million, extended the maturity from November 20, 2018 to February 25, 2021, increased the amount that the Company could request (but the lenders under the Revolving Credit Agreement have no obligation to provide) from $25.0 million to $100.0 million of incremental revolving loan commitments, reduced applicable margins applicable to loans and other credit extensions, modified excess availability requirements relating to cash dominion, and modified certain baskets, thresholds and ratios, including the consolidated total leverage ratio.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
ASSETS

Cash and cash equivalents	$287	$—	$—	$2	$—	$289
Accounts receivable, net	70,328	—	—	—	—	70,328
Inventories	1,766	—	—	—	—	1,766
Rental equipment, net	457,470	—	—	—	—	457,470
Property and equipment, net	33,473	—	—	—	—	33,473
Prepaid expenses and other assets	14,488	—	—	—	—	14,488
Goodwill	60,599	—	—	—	—	60,599
Investment in subsidiary	—	67,427	67,427	166,406	(301,260)	—
Intercompany	6,490	—	—	(6,490)	—	—
Intangible assets, net	15,314	—	—	—	—	15,314
Total assets	$660,215	$67,427	$67,427	$159,918	$(301,260)	$653,727

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$18,948	$—	$—	$—	$—	$18,948
Accrued expenses and other liabilities	31,412	—	—	—	—	31,412
Revolving credit facility	253,600	—	—	—	—	253,600
Second lien loan, net	476,966	—	—	—	—	476,966
Payable pursuant to tax receivable agreement	—	—	—	29,133	—	29,133
Deferred tax liability, net	—	—	—	9,458	—	9,458
Total liabilities	$780,926	$—	$—	$38,591	$—	$819,517

Stockholders' deficit / members' deficit
Class A Common Stock	$—	$—	$—	$104	$—	$104
Class B Common Stock	—	—	—	150		150
Additional paid-in capital	—	—	—	34,085	(146,143)	(112,058)
Retained earnings	—	—	—	17,190	—	17,190
Members' deficit	(188,138)	—	—	—	188,138	—
Accumulated surplus	67,427	67,427	67,427	—	(202,281)	—
Total stockholders' deficit / members' deficit	(120,711)	67,427	67,427	51,529	(160,286)	(94,614)
Non-controlling interest	—	—	—	69,798	(140,974)	(71,176)
Total stockholders' deficit / members' deficit and non-controlling interest	(120,711)	67,427	67,427	121,327	(301,260)	(165,790)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$660,215	$67,427	$67,427	$159,918	$(301,260)	$653,727

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$335,990	$—	$—	$—	$—	$335,990
Equipment sales	34,772	—	—	—	—	34,772
Parts and service	13,099	—	—	—	—	13,099
Total revenues	383,861	—	—	—	—	383,861
Cost of revenues
Cost of equipment sold	23,061	—	—	—	—	23,061
Depreciation of rental equipment	83,943	—	—	—	—	83,943
Cost of rental revenues	80,007	—	—	—	—	80,007
Cost of parts and service	7,598	—	—	—	—	7,598
Total cost of revenues	194,609	—	—	—	—	194,609
Gross profit	189,252	—	—	—	—	189,252
Other operating expenses
Selling, general and administrative expenses	90,531	—	—	—	—	90,531
Other depreciation and amortization	10,498	—	—	—	—	10,498
Total other operating expenses	101,029	—	—	—	—	101,029
Income from operations	88,223	—	—	—	—	88,223
Other expenses (income)
Interest expense	43,025	—	—	—	—	43,025
Adjustment to tax receivable agreement	—	—	—	(2,424)	—	(2,424)
Loss on interest rate swap	2,265	—	—	—	—	2,265
Amortization of debt issue costs	1,547	—	—	—	—	1,547
Total other expenses (income)	46,837	—	—	(2,424)	—	44,413
Income before income taxes	41,386	—	—	2,424	—	43,810
Equity earnings in subsidiaries	—	41,800	41,800	17,206	(100,806)	—
Benefit from (provision for) income taxes	414	—	—	(4,039)	—	(3,625)
Net income	41,800	41,800	41,800	15,591	(100,806)	40,185
Less: net income attributable to non-controlling interest	—	—	24,594	—	—	24,594
Net income attributable to Neff Corporation	$41,800	$41,800	$17,206	$15,591	$(100,806)	$15,591

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$41,800	$41,800	$41,800	$15,591	$(100,806)	$40,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	93,155	—	—	—	—	93,155
Amortization of debt issue costs	1,547	—	—	—	—	1,547
Amortization of intangible assets	1,286	—	—	—	—	1,286
Amortization of original issue discount	253	—	—	—	—	253
Gain on sale of equipment	(11,711)	—	—	—	—	(11,711)
Provision for bad debt	2,526	—	—	—	—	2,526
Equity-based compensation expense	1,249	—	—	—	—	1,249
Deferred income taxes	—	—	—	4,053	—	4,053
Adjustment to tax receivable agreement	—	—	—	(2,424)	—	(2,424)
Unrealized loss on interest rate swap	1,880	—	—	—	—	1,880
Equity earnings in subsidiaries	—	(41,800)	(41,800)	(17,206)	100,806	—
Changes in operating assets and liabilities:
Accounts receivable	(6,316)	—	—	—	—	(6,316)
Inventories, prepaid expenses and other assets	1,205	—	—	—	—	1,205
Accounts payable	(1,362)	—	—	—	—	(1,362)
Accrued expenses and other liabilities	(3,297)	—	—	(15)	—	(3,312)
Net cash provided by (used in) operating activities	122,215	—	—	(1)	—	122,214
Cash Flows from Investing Activities
Purchases of rental equipment	(147,483)	—	—	—	—	(147,483)
Proceeds from sale of equipment	34,772	—	—	—	—	34,772
Purchases of property and equipment	(13,134)	—	—	—	—	(13,134)
Cash paid for acquisitions	(3,564)	—	—	—	—	(3,564)
Net cash used in investing activities	(129,409)	—	—	—	—	(129,409)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(151,539)	—	—	—	—	(151,539)
Borrowings under revolving credit facility	159,939	—	—	—	—	159,939
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	(283)	—	(283)
Common stock repurchases	—	—	—	(840)	—	(840)
Common unit sales/repurchases	(840)	—	—	840	—	—
Intercompany	(284)	—	—	284	—	—
Net cash provided by financing activities	7,276	—	—	1	—	7,277
Net increase in cash and cash equivalents	82	—	—	—	—	82
Cash and cash equivalents, beginning of year	205	—	—	2	—	207
Cash and cash equivalents, end of year	$287	$—	$—	$2	$—	$289

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
ASSETS

Cash and cash equivalents	$205	$—	$—	$2	$—	$207
Accounts receivable, net	66,375	—	—	—	—	66,375
Inventories	2,005	—	—	—	—	2,005
Rental equipment, net	420,245	—	—	—	—	420,245
Property and equipment, net	30,210	—	—	—	—	30,210
Prepaid expenses and other assets	16,959	—	—	—	—	16,959
Goodwill	58,765	—	—	—	—	58,765
Investment in subsidiary	—	25,627	25,627	148,791	(200,045)	—
Intercompany	6,206	—	—	(6,206)	—	—
Intangible assets, net	16,600	—	—	—	—	16,600
Total assets	$617,570	$25,627	$25,627	$142,587	$(200,045)	$611,366

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$27,389	$—	$—	$—	$—	$27,389
Accrued expenses and other liabilities	31,188	—	—	15	—	31,203
Revolving credit facility	245,200	—	—	—	—	245,200
Second lien loan, net	476,713	—	—	—	—	476,713
Tax receivable agreement liability	—	—	—	31,557	—	31,557
Deferred tax liability, net	—	—	—	5,405	—	5,405
Total liabilities	$780,490	$—	$—	$36,977	$—	$817,467

Stockholders' deficit / members' deficit
Class A Common Stock	$—	$—	$—	$105	$—	$105
Class B Common Stock	—	—	—	150	—	150
Additional paid-in capital	—	—	—	33,958	(146,143)	(112,185)
Retained earnings	—	—	—	1,599	—	1,599
Members' deficit	(188,547)	—	—	—	188,547	—
Accumulated surplus	25,627	25,627	25,627	—	(76,881)	—
Total members' deficit / stockholders' deficit	(162,920)	25,627	25,627	35,812	(34,477)	(110,331)
Non-controlling interest	—	—	—	69,798	(165,568)	(95,770)
Total stockholders' deficit / members' deficit and non-controlling interest	(162,920)	$25,627	$25,627	$105,610	$(200,045)	$(206,101)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$617,570	$25,627	$25,627	$142,587	$(200,045)	$611,366

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$324,099	$—	$—	$—	$—	$324,099
Equipment sales	34,479	—	—	—	—	34,479
Parts and service	13,382	—	—	—	—	13,382
Total revenues	371,960	—	—	—	—	371,960
Cost of revenues
Cost of equipment sold	19,147	—	—	—	—	19,147
Depreciation of rental equipment	73,274	—	—	—	—	73,274
Cost of rental revenues	81,040	—	—	—	—	81,040
Cost of parts and service	8,180	—	—	—	—	8,180
Total cost of revenues	181,641	—	—	—	—	181,641
Gross profit	190,319	—	—	—	—	190,319
Other operating expenses
Selling, general and administrative expenses	81,990	—	—	—	—	81,990
Other depreciation and amortization	9,591	—	—	—	—	9,591
Transaction bonus	24,506	—	—	—	—	24,506
Total other operating expenses	116,087	—	—	—	—	116,087
Income from operations	74,232	—	—	—	—	74,232
Other expenses
Interest expense	40,481	—	—	—	—	40,481
Loss on extinguishment of debt	20,241	—	—	—	—	20,241
Amortization of debt issue costs	3,061	—	—	—	—	3,061
Total other expenses	63,783	—	—	—	—	63,783
Income before income taxes	10,449	—	—	—	—	10,449
Equity earnings in subsidiaries	—	16,857	16,857	2,648	(36,362)	—
Benefit from (provision for) income taxes	6,408	—	—	(1,049)	—	5,359
Net income	16,857	16,857	16,857	1,599	(36,362)	15,808
Less: net income attributable to non-controlling interest	16,857	16,857	14,209	—	(33,714)	14,209
Net income attributable to to Neff Corporation	$—	$—	$2,648	$1,599	$(2,648)	$1,599

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$16,857	$16,857	$16,857	$1,599	$(36,362)	$15,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,355	—	—	—	—	81,355
Amortization of debt issue costs	3,061	—	—	—	—	3,061
Amortization of intangible assets	1,510	—	—	—	—	1,510
Amortization of original issue discount on second lien loan	126	—	—	—	—	126
Gain on sale of equipment	(15,332)	—	—	—	—	(15,332)
Provision for bad debt	2,705	—	—	—	—	2,705
Equity-based compensation expense	883	—	—	—	—	883
Deferred income taxes	—	—	—	1,034	—	1,034
Loss on extinguishment of debt	20,241	—	—	—	—	20,241
Equity earnings in subsidiaries	—	(16,857)	(16,857)	(2,648)	36,362	—
Changes in operating assets and liabilities:						—
Accounts receivable	(13,482)	—	—	—	—	(13,482)
Inventories, prepaid expenses and other assets	(2,399)	—	—	—	—	(2,399)
Accounts payable	1,139	—	—	—	—	1,139
Accrued expenses and other liabilities	(2,578)	—	—	15	—	(2,563)
Net cash provided by operating activities	94,086	—	—	—	—	94,086
Cash Flows from Investing Activities
Purchases of rental equipment	(149,174)	—	—	—	—	(149,174)
Proceeds from sale of equipment	34,479	—	—	—	—	34,479
Purchases of property and equipment	(13,018)	—	—	—	—	(13,018)
Investment in subsidiary	—	—	—	(146,143)	146,143	—
Net cash used in investing activities	(127,713)	—	—	(146,143)	146,143	(127,713)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(549,240)	—	—	—	—	(549,240)
Borrowings under revolving credit facility	515,240	—	—	—	—	515,240
Proceeds from second lien loans, net of original issue discount	572,125	—	—	—	—	572,125
Repayment of second lien loans	(96,000)	—	—	—	—	(96,000)
Prepayment premium on second lien loans	(1,920)	—	—	—	—	(1,920)
Distribution to members	(329,885)	—	—	—	—	(329,885)
Repayments of senior secured notes	(200,000)	—	—	—	—	(200,000)
Call Premiums	(7,218)	—	—	—	—	(7,218)
Debt issue costs	(9,397)	—	—	—	—	(9,397)
Proceeds from issuance of common units	146,143	—	—	—	(146,143)	—
Proceeds from issuance of Class A common stock	—	—	—	146,143	—	146,143
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	(6,204)	—	(6,204)
Intercompany	(6,206)	—	—	6,206	—	—
Net cash provided by financing activities	33,642	—	—	146,145	(146,143)	33,644
Net increase in cash and cash equivalents	15	—	—	2	—	17
Cash and cash equivalents, beginning of year	190	—	—	—	—	190
Cash and cash equivalents, end of year	$205	$—	$—	$2	$—	$207

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this annual report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2015.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to electing to defer compliance with Section 404(b) of the Sarbanes-Oxley Act as an “emerging growth company” under the JOBS Act.

Item 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, information required by this Item 10 will be contained in the Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Our board of directors has adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, chief accounting officer or controller (or persons performing similar functions) and a Code of Ethics applicable to all directors, officers and employees of the Company, each of which is available on our website at www.neffrental.com in the “Investors” section. We intend to satisfy the disclosure requirement under New York Stock Exchange listing rules and Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Codes of Ethics by posting such information on our website at the address and location specified above.

Item 11.        EXECUTIVE COMPENSATION
Information required by this Item 11 will be contained in the Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2015 with respect to shares of our Class A common stock issuable under our equity compensation plan:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2010 Option Plan	1,264,985	(1)	$6.66		—
2014 Incentive Award Plan	939,022	(2)	10.79	(2)	542,977
Equity compensation plans not approved by security holders	—		—		—
Total	2,204,007		$8.13		542,977

(1)    Options to acquire common units of Neff Holdings are outstanding under the 2010 Option Plan. Such common units are redeemable, at the election of the optionnee, for an equal number of shares of the Company's Class A common stock or, at the election of the Company, cash equal to the volume-weighted average market price of such shares. No future grants will be made under the 2010 Option Plan.
(2)    Amount reflected includes 696,088 options to purchase shares of our common stock, 44,208 time-based restricted stock-units and 198,726 performance-based restricted stock units with respect to shares of our common stock awarded under the 2014 Incentive Award Plan . The weighted-
    average exercise price of $8.13 applies only to the option grants and not to the time-based and performance-based restricted stock units, which do not require payment of an exercise price. The total number of performance-based restricted stock units reflected herein assumes the achievement of maximum performance under the terms of the respective grants.

The remaining information required by this Item 12 will be contained in the Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information required by this Item 13 will be contained in the Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be contained in the Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
3.    List of Exhibits

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Neff Corporation, dated as of November 26, 2014	8-K	001-36752	3.1	12/2/2014
3.2	Amended and Restated By-Laws of Neff Corporation, dated as of November 26, 2014	8-K	001-36752	3.2	12/2/2014
4.1	Form of Class A common stock certificate of Neff Corporation	S-1/A	333-198559	4.1	11/13/2014
10.1	Tax Receivable Agreement, dated November 26, 2014, by and among Neff Corporation, Wazyata Opportunities Fund II, L.P., Wayzata Opportunities Fund Offshore II, L.P., the several LLC Option Holders, the Management Representation and other members of Neff Holdings LLC from time to time a party to this agreement	8-K	001-36752	10.1	12/2/2014
10.1(a)	Amendment No. 1 to Tax Receivable Agreement, dated as of May 27, 2015	8-K	001-36752	10.1	12/2/2014
10.2	Registration Rights Agreement, dated November 26, 2014, by and among Neff Corporation, Wayzata Opportunities Fund II, L.P., and Wayzata Opportunities Fund Offshore II, L.P.	8-K	001-36752	10.2	6/4/2015
10.3	Second Amended and Restated Limited Liability Company Agreement of Neff Holdings LLC, dated November 26, 2014	8-K	001-36752	10.4	12/2/2014
10.4	Second Lien Credit Agreement, dated as of June 9, 2014, among Neff Holdings LLC, Neff LLC, Neff Rental LLC, the Lenders Party thereto, Credit Suisse AG as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC, as Joint Bookrunner and Joint Lead Arranger, and Jefferies Finance LLC, as Joint Bookrunner, Joint Lead Arranger and Syndication Agent	S-1/A	333-198559	10.5	10/30/2014
10.4(a)	Amendment No. 1 to Second Lien Credit Agreement, dated as of October 14, 2014	S-1/A	333-198559	10.6	11/10/2014
10.5	Amended and Restated Senior Secured Credit Agreement, dated as of October 1, 2010 and as amended and restated as of November 20, 2013, among Neff LLC, Neff Holdings LLC, the other Credit Parties thereto, the Lenders party thereto from time to time, Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and Wells Fargo Capital Finance, LLC as Co-Collateral Agents, Wells Fargo Capital Finance, LLC as Syndication Agent and Regions Bank as Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger and Bookrunner	S-1/A	333-198559	10.7	10/30/2014

10.5(a)	Amendment No. 1 to Amended and Restated Senior Secured Credit Agreement, dated as of June 9, 2014	S-1/A	333-198559	10.8	10/10/2014
10.5(b)	Amendment No. 2 to Amended and Restated Senior Secured Credit Agreement, dated as of October 14, 2014	S-1/A	333-198559	10.9	11/10/2014
10.5(c)	Amendment No. 3 to Amended and Restated Senior Secured Credit Agreement, dated as of February 25, 2016	8-K	333-198559	10.1	3/1/2016
10.6†	Neff Corporation 2014 Incentive Award Plan	10-K	001-36752	10.6	3/13/2015
10.7†	Neff Corporation 2014 Senior Executive Incentive Bonus Plan	10-K	001-36752	10.7	3/13/2015
10.8†	Neff Holdings LLC 2014 Management Special Bonus Plan	S-1/A	333-198559	10.12	10/30/2014
10.9†	Neff Holdings LLC Amended and Restated Sale Transaction Bonus Plan	S-1/A	333-198559	10.13	10/30/2014
10.10†	First Amendment to Neff Holdings LLC Amended and Restated Sale Transaction Bonus Plan	S-1/A	333-198559	10.14	11/10/2014
10.10(a) †	Second Amendment to Neff Holdings LLC Amended and Restated Sale Transaction Bonus Plan	10-K	001-36752	10.10(a)	3/13/2015
10.11†	Neff Holdings LLC 2014 Incentive Bonus Plan	10-K	001-36752	10.11	3/13/2015
10.12†	Amended and Restated Neff Holdings LLC Management Equity Plan	10-K	001-36752	10.12	3/13/2015
10.13†	Neff Corporation Executive Officer Stock Ownership Policy	10-K	001-36752	10.13	3/13/2015
10.14†	Form of Stock Option Agreement	S-1/A	333-198559	10.19	11/13/2014
10.15†	Form of Director Restricted Stock Unit Award Agreement	S-1/A	333-198559	10.20	11/13/2014
10.16†	Form of Restricted Stock Unit Award Agreement	S-1/A	333-198559	10.21	11/13/2014
10.17†	Neff Corporation Director Stock Ownership Policy	S-1/A	333-198559	10.22	11/13/2014
10.18†	Neff Corporation Non-Employee Director Compensation Policy	S-1/A	333-198559	10.23	11/13/2014
10.19†	Amended and Restated Employment Agreement by and between Graham Hood and Neff Corporation, dated as of November 20, 2014	8-K	001-36752	10.25	12/2/2014
10.20†	Amended and Restated Employment Agreement by and between Mark Irion and Neff Corporation, dated as of November 20, 2014	8-K	001-36752	10.27	12/2/2014
10.21†	Employment Letter between Westley Parks and Neff Rental LLC, dated as of November 29, 2011	S-1/A	333-198559	10.16	10/14/2014
10.22†	Form of Indemnification Agreement	S-1/A	333-198559	10.22	11/10/2014
21.1	Listing of subsidiaries					*
23.1	Consent of Deloitte & Touche LLP					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith.

†    This exhibit constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEFF CORPORATION
Date:	March 8, 2016	By:	/s/ Mark Irion
Mark Irion Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Graham Hood	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2016
Graham Hood
/s/ Mark Irion	Chief Financial Officer (Principal Accounting and Financial Officer)	March 8, 2016
Mark Irion
/s/ Robert Singer	Director	March 8, 2016
Robert Singer
/s/ James Continenza	Director	March 8, 2016
James Continenza
/s/ Joseph Deignan	Director	March 8, 2016
Joseph Deignan
/s/ Gerard E. Holthaus	Director	March 8, 2016
Gerard E. Holthaus
/s/ Michael Sileck	Director	March 8, 2016
Michael Sileck