Form 10-Q
period 2016-03-31
Neff Corp
filed 2016-04-28
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 20, 2016, the number of shares of Class A common stock outstanding was 9,493,097 and the number of shares of Class B common stock outstanding was 14,951,625.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements regarding industry outlook, our expectations regarding the performance of our business, liquidity, our expected tax rate and benefits and estimated payments under our tax receivable agreement, expected capital expenditures, anticipated future indebtedness or financings and other non-historical statements. We use words such as "could," "may," "might," "will," "expect," "likely," "believe," "continue," "anticipate," "estimate," "intend," "plan," "project" and other similar expressions to identify some but not all forward-looking statements. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the important factors described under the caption "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2016 (the “2015 10-K”).

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these important factors include, but are not limited to, those described under the captions "Risk Factors" in our 2015 10-K. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$2,180	$289
Accounts receivable, net of allowance for doubtful accounts of $2,588 in 2016 and $2,508 in 2015	58,628	70,328
Inventories	2,163	1,766
Rental equipment, net	480,855	457,470
Property and equipment, net	35,743	33,473
Prepaid expenses and other assets	17,015	14,488
Goodwill	60,644	60,599
Intangible assets, net	15,048	15,314
Total assets	$672,276	$653,727

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$21,157	$18,948
Accrued expenses and other liabilities	41,428	31,412
Revolving credit facility	268,100	253,600
Second lien loan, net of original issue discount	473,689	476,966
Payable pursuant to tax receivable agreement	29,547	29,133
Deferred tax liability, net	7,728	9,458
Total liabilities	841,649	819,517

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 9,493,097 and 10,380,781 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	95	104
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of March 31, 2016 and December 31, 2015	150	150
Additional paid-in capital	(115,212)	(112,058)
Retained earnings	17,039	17,190
Total stockholders' deficit	(97,928)	(94,614)
Non-controlling interest	(71,445)	(71,176)
Total stockholders' deficit and non-controlling interest	(169,373)	(165,790)
Total liabilities and stockholders' deficit and non-controlling interest	$672,276	$653,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues
Rental revenues	$81,177	$74,141
Equipment sales	5,102	6,787
Parts and service	3,305	3,158
Total revenues	89,584	84,086
Cost of revenues
Cost of equipment sold	3,111	4,332
Depreciation of rental equipment	22,165	19,514
Cost of rental revenues	19,933	17,859
Cost of parts and service	1,805	1,763
Total cost of revenues	47,014	43,468
Gross profit	42,570	40,618
Other operating expenses
Selling, general and administrative expenses	24,522	22,290
Other depreciation and amortization	2,741	2,461
Total other operating expenses	27,263	24,751
Income from operations	15,307	15,867
Other expenses
Interest expense	10,649	10,514
Adjustment to tax receivable agreement	414	521
Loss on interest rate swap	4,654	888
Amortization of debt issue costs	395	371
Total other expenses	16,112	12,294
(Loss) income before income taxes	(805)	3,573
Benefit from (provision for) income taxes	385	(245)
Net (loss) income	(420)	3,328
Less: net (loss) income attributable to non-controlling interest	(269)	2,399
Net (loss) income attributable to Neff Corporation	$(151)	$929

Net (loss) income attributable to Neff Corporation per share of Class A common stock:
Basic	$(0.01)	$0.09
Diluted	$(0.01)	$0.08
Weighted average shares of Class A common stock outstanding:
Basic	10,286	10,476
Diluted	10,286	12,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Cash Flows from Operating Activities
Net (loss) income	$(420)	$3,328
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	24,638	21,654
Amortization of debt issue costs	395	371
Amortization of intangible assets	268	321
Amortization of original issue discount	72	59
Gain on sale of equipment	(1,991)	(2,455)
Provision for bad debt	596	664
Equity-based compensation	768	352
Deferred income taxes	(385)	180
Adjustment to tax receivable agreement	414	521
Unrealized loss on interest rate swap	4,605	888
Changes in operating assets and liabilities:
Accounts receivable	11,104	13,000
Inventories, prepaid expenses and other assets	(1,948)	(2,895)
Accounts payable	(1,494)	1,394
Accrued expenses and other liabilities	(3,207)	(3,438)
Net cash provided by operating activities	33,415	33,944
Cash Flows from Investing Activities
Purchases of rental equipment	(36,065)	(45,888)
Proceeds from sale of equipment	5,102	6,787
Purchases of property and equipment	(5,018)	(3,345)
Net cash used in investing activities	(35,981)	(42,446)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(29,400)	(35,611)
Borrowings under revolving credit facility	43,900	44,411
Debt issue costs	(1,418)	—
Common stock repurchases	(5,276)	—
Second Lien Loan prepayment	(3,349)	—
Payment of costs directly associated with the issuance of Class A common stock	—	(283)
Net cash provided by financing activities	4,457	8,517
Net increase in cash and cash equivalents	1,891	15
Cash and cash equivalents, beginning of period	289	207
Cash and cash equivalents, end of period	$2,180	$222

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$10,951	$10,495
Non-Cash Investing Activities
Purchases of rental equipment included in accounts payable and other accrued liabilities at period end	$31,824	$36,232

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
NOTE 2—BASIS OF PRESENTATION
Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s balance sheets as of March 31, 2016 and December 31, 2015, the results of its operations for the three months ended March 31, 2016 and 2015 and the cash flows for the three months ended March 31, 2016 and 2015. Interim results may not be indicative of full year performance. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the 2015 10-K.

Unaudited Condensed Consolidated Financial Statements

•	Balance Sheets - The assets, liabilities and equity of Neff Corporation and Neff Holdings have been consolidated;

•
Statements of Operations - The consolidated statements of operations include the consolidated statements of operations of Neff Holdings consolidated with the statements of operations of Neff Corporation; and

•	Statements of Cash Flows - The statements of cash flows include the consolidated statements of cash flows of Neff Holdings consolidated with the statements of cash flows of Neff Corporation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers critical accounting estimates to be those that require more significant judgments in the preparation of the unaudited condensed consolidated financial statements including those related to depreciation, income taxes, self-insurance reserves, goodwill and intangible assets, and amounts payable pursuant to the tax receivable agreement, as amended (Note 3) ("Tax Receivable Agreement"). Management relies on historical experience and other assumptions, believed to be reasonable under the circumstances, in making its judgments and estimates. Actual results could differ from those judgments and estimates.

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
Recently Issued Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the three months ended March 31, 2016.

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), ("ASU 2016-02") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for private companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020 and requires application on a modified retrospective basis. The modified retrospective basis includes a number of optional practical expedients that entities may elect to apply. The Company expects to adopt this guidance when effective for private companies and is currently evaluating the impact of ASU 2016-02 on the Company's financial statements and disclosures.

NOTE 3—NON-CONTROLLING INTEREST

Neff Corporation is the sole managing member of Neff Holdings. As a result, Neff Corporation operates and controls all of the business and affairs of Neff Holdings while owning a 38.8% minority economic interest in Neff Holdings. Neff Corporation consolidates the financial results of Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, and records a non-controlling interest for the remaining 61.2% economic interest in Neff Holdings held by Wayzata. On a stand alone basis, Neff Corporation's only sources of cash flow from operations are distributions from Neff Holdings. Net (loss) income attributable to the non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in Neff Holdings held by the non-controlling unitholders. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the carryover basis of Wayzata's capital account in Neff Holdings. Non-controlling interest is adjusted to reflect the distributions to and (loss) income allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of March 31, 2016	14,951,625	9,493,097	24,444,722
	61.2%	38.8%	100.0%

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of December 31, 2015	14,951,625	10,380,781	25,332,406
	59.0%	41.0%	100.0%

The following table summarizes the activity in non-controlling interest from December 31, 2015 to March 31, 2016 (in thousands):

Balance of non-controlling interest as of December 31, 2015	$(71,176)
Net loss attributable to non-controlling interest	(269)
Balance of non-controlling interest as of March 31, 2016	$(71,445)

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

Payable Pursuant to the Tax Receivable Agreement

As of March 31, 2016, the Company recorded a liability of $29.5 million, representing the estimated payments due to Wayzata and certain members of management of Neff Holdings and certain non-executive members of its board of managers (collectively, the "Prior LLC Owners") under the Tax Receivable Agreement with the Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of the pro rata share of such items. The liability as of March 31, 2016 increased by $0.4 million from December 31, 2015, due to changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to Wayzata, resulting from the sale of equipment that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The Company expects these changes from the special allocation of gain will likely occur quarterly.

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the three months ended March 31, 2016.

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

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period, including vested restricted stock units ("RSUs"). Diluted earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares plus the dilutive effect of potential common shares outstanding during the period. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted earnings per share until the related performance criteria have been met. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Numerator:
Net (loss) income attributable to Neff Corporation	$(151)	$929
Denominator for basic net (loss) income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,286	10,476
Denominator for diluted net (loss) income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	10,286	10,476
Add dilutive effect of the following:
Neff Holdings options (redeemable for cash or Class A common stock)	—	1,265
Neff Corporation stock options	—	290
Weighted average shares of Class A common stock outstanding, diluted	10,286	12,031
Earnings per share of Class A common stock:
Net (loss) income attributable to Neff Corporation per share of Class A common stock, basic	$(0.01)	$0.09
Net (loss) income attributable to Neff Corporation per share of Class A common stock, diluted	$(0.01)	$0.08

Potentially dilutive stock options and restricted stock units representing a total of 2.0 million shares of Class A common stock for the three months ended March 31, 2016 were excluded from the computation of diluted weighted average shares outstanding due to their anti-dilutive effect.

The shares of Class B common stock outstanding do not participate in the earnings of Neff Corporation and are therefore not participating securities. Accordingly, basic and diluted net (loss) income per share of Class B common stock have not been presented.

NOTE 5—INTANGIBLE ASSETS
The carrying amount and accumulated amortization of intangible assets as of March 31, 2016 and December 31, 2015, consisted of the following (in thousands, except as noted):

		March 31, 2016
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(9,793)	4,194
Total intangible assets		$24,841	$(9,793)	$15,048

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
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at March 31, 2016	$9,793
Estimated amortization expense for:
Remainder of 2016	803
2017	877
2018	719
2019	589
2020	483
2021 through 2022	723
Total	$13,987
Amortization expense related to the customer list was $0.3 million for the three months ended March 31, 2016 and 2015.
NOTE 6—DEBT
Debt consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands, except percent data):

	March 31, 2016	December 31, 2015
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.0% to LIBOR plus up to 2.0% (2.29% at March 31, 2016)	$268,100	$253,600
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized discount of $1,962 in 2016 and $2,034 in 2015 (7.25% at March 31, 2016)	473,689	476,966
Total indebtedness	$741,789	$730,566
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

On March 12, 2012, the Revolving Credit Facility was amended (the “March 2012 Amendment”). The March 2012 Amendment increased total borrowing capacity to $200.0 million, provided for a mechanism whereby the Company could request (but the lenders under the Revolving Credit Facility have no obligation to provide) up to $100.0 million of incremental revolving loan commitments under the Revolving Credit Facility, reduced applicable margins applicable to loans and other credit extensions, extended the maturity to the earlier of March 12, 2016 and ninety days prior to the maturity date of the previously outstanding

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

senior secured notes and modified the excess availability requirements relating to cash dominion and the implementation of certain financial covenants.

On October 25, 2012, the Revolving Credit Facility was amended (the “October 2012 Amendment”). The October 2012 Amendment increased total maximum borrowing capacity from $200.0 million to $225.0 million.

On November 20, 2013, the Revolving Credit Facility was amended and restated (the “2013 Amendment and Restatement”). Among other things, the 2013 Amendment and Restatement increased total maximum borrowing capacity from $225.0 million to $375.0 million and permitted the payment of a $110.0 million cash distribution to the members of Neff Holdings, extended the maturity to the earlier of November 20, 2018 and ninety days prior to the maturity date of the previously outstanding senior secured notes and modified the excess availability requirements relating to cash dominion and the implementation of certain financial covenants and covenants relating to appraisals and field audits. Following the repayment of the previously outstanding senior secured notes, the maturity date of the Revolving Credit Facility was November 20, 2018.

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

On June 9, 2014, in connection with entering into the Second Lien Credit Agreement and repayment of the previously outstanding senior secured notes, the Revolving Credit Facility was further amended (the “June 2014 Amendment”). Among other things, the June 2014 Amendment increased total maximum borrowing capacity from $375.0 million to $425.0 million, permitted the payment of the June 2014 distribution, permitted the payment of the transaction bonus, permitted the repayment of the previously outstanding senior secured notes and modified the consolidated total leverage ratio covenant.

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
On February 25, 2016, Neff Holdings, Neff LLC and Neff Rental LLC (collectively, the “Credit Parties”), amended and restated the Revolving Credit Facility (the “2016 Amendment and Restatement”).  The 2016 Amendment and Restatement, among other things, increased total maximum borrowing capacity from $425.0 million to $475.0 million, extended the maturity from November 20, 2018 to February 25, 2021, increased the amount that the Company could request (but the lenders under the Revolving Credit Agreement have no obligation to provide) from $25.0 million to $100.0 million of incremental revolving loan commitments, reduced applicable margins applicable to loans and other credit extensions, modified excess availability requirements relating to cash dominion, and modified certain baskets, thresholds and ratios, including the consolidated total leverage ratio.

Accumulated amortization at March 31, 2016 for debt issue costs was $4.3 million and $1.1 million for the Revolving Credit Facility and Second Lien Loan, respectively. Accumulated amortization at December 31, 2015 for debt issue costs was $4.1 million and $0.9 million for the Revolving Credit Facility and Second Lien Loan, respectively.

The Revolving Credit Facility and Second Lien Credit Agreement contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $47.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Credit Agreement as of March 31, 2016.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

As of December 31, 2015, our total leverage ratio was 3.90. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $3.3 million was made during March 2016. The Company will determine whether any mandatory prepayments need to be made for the fiscal year ended December 31, 2016 at year end.

The Company had $3.9 million and $3.7 million in outstanding letters of credit at March 31, 2016 and December 31, 2015, respectively, that were primarily associated with its insurance coverage. As of March 31, 2016, total availability under the Revolving Credit Facility was $202.7 million.
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

For the three months ended March 31, 2016 and 2015, the Company recognized equity-based compensation expense of $0.8 million and $0.4 million, respectively. Each Common Unit held by Wayzata or acquired by individuals upon exercise of existing options granted by Neff Holdings will be redeemable, at the election of such member, for, at Neff Corporation's option, newly issued shares of Neff Corporation's Class A common stock on a 1-for-1 basis or for a cash payment equal to the market price of one share of Neff Corporation's Class A common stock.

The following table summarizes equity-based compensation activity for the three months ended March 31, 2016 (in thousands):

	Neff Corporation		Neff Holdings
	RSUs	Options	Options
Balance as of January 1, 2016	243	696	1,265
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance as of March 31, 2016	243	696	1,265

Vested	—	72	1,265
Unvested	243	624	—
Total	243	696	1,265

At March 31, 2016, there were 0.5 million additional shares available for the Company to grant under the 2014 Incentive Plan.
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
For the three months ended March 31, 2016, the Company recognized a loss on the Interest Rate Swap of $4.7 million which consisted of $4.6 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.1 million realized loss for the settlement payments made. For the three months ended March 31, 2015, the Company recognized a loss on the Interest Rate Swap of $0.9 million which consisted of $0.9 million of unrealized losses related to the change in fair value of the Interest Rate Swap.
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
	Loss Recognized in Earnings(a)	Loss Recognized in Earnings(a)
Interest Rate Swap	$4,654	$888

	March 31, 2016	December 31, 2015
	Fair Value of Derivative(b)	Fair Value of Derivative(b)
Interest Rate Swap (Note 9)	$6,485	$1,880

(a)	Classified in Other expenses—Loss on interest rate swap

(b)	Classified in Liabilities—Accrued expenses and other liabilities
NOTE 9—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximate carrying value as of March 31, 2016 and December 31, 2015, as variable interest rates approximate market rates. The Company has classified these instruments in Level 2 of the fair value hierarchy as described below.
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

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE DISCLOSURES (Continued)
The following table provides fair value measurement information of the Company's financial liability measured on a recurring basis as of March 31, 2016 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$—	$6,485	$—
There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2016 and 2015.
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
The estimated annual effective tax rate for the year ended December 31, 2016 is expected to be 15.7%. The effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of Neff Holdings' earnings attributable to non-controlling interests are not subject to corporate-level taxes, as well as annual changes in state income tax rates.

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
ASSETS

Cash and cash equivalents	$2,180	$—	$—	$—	$—	$2,180
Accounts receivable, net	58,628	—	—	—	—	58,628
Inventories	2,163	—	—	—	—	2,163
Rental equipment, net	480,855	—	—	—	—	480,855
Property and equipment, net	35,743	—	—	—	—	35,743
Prepaid expenses and other assets	17,015	—	—	—	—	17,015
Goodwill	60,644	—	—	—	—	60,644
Investment in subsidiary	—	67,036	67,036	161,776	(295,848)	—
Intercompany	6,488	—	—	(6,488)	—	—
Intangible assets, net	15,048	—	—	—	—	15,048
Total assets	$678,764	$67,036	$67,036	$155,288	$(295,848)	$672,276

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$21,157	$—	$—	$—	$—	$21,157
Accrued expenses and other liabilities	41,428	—	—	—	—	41,428
Revolving credit facility	268,100	—	—	—	—	268,100
Second lien loan, net	473,689	—	—	—	—	473,689
Payable pursuant to tax receivable agreement	—	—	—	29,547	—	29,547
Deferred tax liability, net	—	—	—	7,728	—	7,728
Total liabilities	$804,374	$—	$—	$37,275	$—	$841,649

Stockholders' deficit / members' deficit
Class A Common Stock	$—	$—	$—	$95	$—	$95
Class B Common Stock	—	—	—	150	—	150
Additional paid-in capital	—	—	—	30,931	(146,143)	(115,212)
Retained earnings	—	—	—	17,039	—	17,039
Members' deficit	(192,646)	—	—	—	192,646	—
Accumulated surplus	67,036	67,036	67,036	—	(201,108)	—
Total stockholders' deficit / members' deficit	(125,610)	67,036	67,036	48,215	(154,605)	(97,928)
Non-controlling interest	—	—	—	69,798	(141,243)	(71,445)
Total stockholders' deficit / members' deficit and non-controlling interest	(125,610)	67,036	67,036	118,013	(295,848)	(169,373)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$678,764	$67,036	$67,036	$155,288	$(295,848)	$672,276

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
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

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$81,177	$—	$—	$—	$—	$81,177
Equipment sales	5,102	—	—	—	—	5,102
Parts and service	3,305	—	—	—	—	3,305
Total revenues	89,584	—	—	—	—	89,584
Cost of revenues
Cost of equipment sold	3,111	—	—	—	—	3,111
Depreciation of rental equipment	22,165	—	—	—	—	22,165
Cost of rental revenues	19,933	—	—	—	—	19,933
Cost of parts and service	1,805	—	—	—	—	1,805
Total cost of revenues	47,014	—	—	—	—	47,014
Gross profit	42,570	—	—	—	—	42,570
Other operating expenses
Selling, general and administrative expenses	24,522	—	—	—	—	24,522
Other depreciation and amortization	2,741	—	—	—	—	2,741
Total other operating expenses	27,263	—	—	—	—	27,263
Income from operations	15,307	—	—	—	—	15,307
Other expenses
Interest expense	10,649	—	—	—	—	10,649
Adjustment to tax receivable agreement	—	—	—	414	—	414
Loss on interest rate swap	4,654	—	—	—	—	4,654
Amortization of debt issue costs	395	—	—	—	—	395
Total other expenses	15,698	—	—	414	—	16,112
Loss before income taxes	(391)	—	—	(414)	—	(805)
Equity earnings in subsidiaries	—	(391)	(391)	(122)	904	—
Benefit from income taxes	—	—	—	385	—	385
Net loss	(391)	(391)	(391)	(151)	904	(420)
Less: net loss attributable to non-controlling interest	—	—	(269)	—	—	(269)
Net loss attributable to Neff Corporation	$(391)	$(391)	$(122)	$(151)	$904	$(151)

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$74,141	$—	$—	$—	$—	$74,141
Equipment sales	6,787	—	—	—	—	6,787
Parts and service	3,158	—	—	—	—	3,158
Total revenues	84,086	—	—	—	—	84,086
Cost of revenues
Cost of equipment sold	4,332	—	—	—	—	4,332
Depreciation of rental equipment	19,514	—	—	—	—	19,514
Cost of rental revenues	17,859	—	—	—	—	17,859
Cost of parts and service	1,763	—	—	—	—	1,763
Total cost of revenues	43,468	—	—	—	—	43,468
Gross profit	40,618	—	—	—	—	40,618
Other operating expenses
Selling, general and administrative expenses	22,290	—	—	—	—	22,290
Other depreciation and amortization	2,461	—	—	—	—	2,461
Total other operating expenses	24,751	—	—	—	—	24,751
Income from operations	15,867	—	—	—	—	15,867
Other expenses
Interest expense	10,514	—	—	—	—	10,514
Adjustment to tax receivable agreement	—	—	—	521	—	521
Loss on interest rate swap	888	—	—	—	—	888
Amortization of debt issue costs	371	—	—	—	—	371
Total other expenses	11,773	—	—	521	—	12,294
Income (loss) before income taxes	4,094	—	—	(521)	—	3,573
Equity earnings in subsidiaries	—	4,080	4,080	1,681	(9,841)	—
Provision for income taxes	(14)	—	—	(231)	—	(245)
Net income	4,080	4,080	4,080	929	(9,841)	3,328
Less: net income attributable to non-controlling interest	4,080	4,080	2,399	—	(8,160)	2,399
Net income attributable to Neff Corporation	$—	$—	$1,681	$929	$(1,681)	$929

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net loss	$(391)	$(391)	$(391)	$(151)	$904	$(420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24,638	—	—	—	—	24,638
Amortization of debt issue costs	395	—	—	—	—	395
Amortization of intangible assets	268	—	—	—	—	268
Amortization of original issue discount	72	—	—	—	—	72
Gain on sale of equipment	(1,991)	—	—	—	—	(1,991)
Provision for bad debt	596	—	—	—	—	596
Equity-based compensation	768	—	—	—	—	768
Deferred income taxes	—	—	—	(385)	—	(385)
Adjustment to tax receivable agreement	—	—	—	414	—	414
Unrealized loss on interest rate swap	4,605	—	—	—	—	4,605
Equity earnings in subsidiaries	—	391	391	122	(904)	—
Changes in operating assets and liabilities:
Accounts receivable	11,104	—	—	—	—	11,104
Inventories, prepaid expenses and other assets	(1,948)	—	—	—	—	(1,948)
Accounts payable	(1,494)	—	—	—	—	(1,494)
Accrued expenses and other liabilities	(3,207)	—	—	—	—	(3,207)
Net cash provided by operating activities	33,415	—	—	—	—	33,415
Cash Flows from Investing Activities
Purchases of rental equipment	(36,065)	—	—	—	—	(36,065)
Proceeds from sale of equipment	5,102	—	—	—	—	5,102
Purchases of property and equipment	(5,018)	—	—	—	—	(5,018)
Net cash used in investing activities	(35,981)	—	—	—	—	(35,981)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(29,400)	—	—	—	—	(29,400)
Borrowings under revolving credit facility	43,900	—	—	—	—	43,900
Debt issue costs	(1,418)	—	—	—	—	(1,418)
Common stock repurchases	—	—	—	(5,276)	—	(5,276)
Common unit sales/repurchases	(5,276)	—	—	5,276	—	—
Second Lien Loan prepayment	(3,349)	—	—	—	—	(3,349)
Intercompany	2	—	—	(2)	—	—
Net cash provided by (used in) financing activities	4,459	—	—	(2)	—	4,457
Net increase (decrease) in cash and cash equivalents	1,893	—	—	(2)	—	1,891
Cash and cash equivalents, beginning of period	287	—	—	2	—	289
Cash and cash equivalents, end of period	$2,180	$—	$—	$—	$—	$2,180

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$4,080	$4,080	$4,080	$929	$(9,841)	$3,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	21,654	—	—	—	—	21,654
Amortization of debt issue costs	371	—	—	—	—	371
Amortization of intangible assets	321	—	—	—	—	321
Amortization of original issue discount	59	—	—	—	—	59
Gain on sale of equipment	(2,455)	—	—	—	—	(2,455)
Provision for bad debt	664	—	—	—	—	664
Equity-based compensation	352	—	—	—	—	352
Deferred income taxes	—	—	—	180	—	180
Adjustment to tax receivable agreement	—	—	—	521	—	521
Unrealized loss on interest rate swap	888	—	—	—	—	888
Equity earnings in subsidiaries	—	(4,080)	(4,080)	(1,681)	9,841	—
Changes in operating assets and liabilities:
Accounts receivable	13,000	—	—	—	—	13,000
Inventories, prepaid expenses and other assets	(2,895)	—	—	—	—	(2,895)
Accounts payable	1,394	—	—	—	—	1,394
Accrued expenses and other liabilities	(3,488)	—	—	50	—	(3,438)
Net cash provided by (used in) operating activities	33,945	—	—	(1)	—	33,944
Cash Flows from Investing Activities
Purchases of rental equipment	(45,888)	—	—	—	—	(45,888)
Proceeds from sale of equipment	6,787	—	—	—	—	6,787
Purchases of property and equipment	(3,345)	—	—	—	—	(3,345)
Net cash used in investing activities	(42,446)	—	—	—	—	(42,446)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(35,611)	—	—	—	—	(35,611)
Borrowings under revolving credit facility	44,411	—	—	—	—	44,411
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	(283)	—	(283)
Intercompany	(284)	—	—	284	—	—
Net cash provided by financing activities	8,516	—	—	1	—	8,517
Net increase in cash and cash equivalents	15	—	—	—	—	15
Cash and cash equivalents, beginning of period	205	—	—	2	—	207
Cash and cash equivalents, end of period	$220	$—	$—	$2	$—	$222

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our expected tax rate and benefits and estimated amounts payable pursuant to the Tax Receivable Agreement, liquidity, expected capital expenditures, anticipated future indebtedness or financings and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" set forth in our 2015 10-K for the year ended December 31, 2015. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Financial Highlights
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, a focus on operating leverage and margin expansion. In particular, we have focused on maximizing returns from improving construction activity in the markets we operate in by increasing rental rates and by increasing the amount of rental equipment in our existing network of 68 branch locations. As a result, our Adjusted EBITDA (as defined below) increased 6.2% to $41.4 million for the three months ended March 31, 2016 as compared to the prior year.

"EBITDA" is defined as net (loss) income plus interest expense, (benefit from) provision for income taxes, depreciation of rental equipment, other depreciation and amortization and amortization of debt issue costs. "Adjusted EBITDA" is defined as EBITDA further adjusted to give effect to other items that we do not consider to be indicative of our ongoing operations, including for the periods presented rental split expense, equity-based compensation, adjustment to tax receivable agreement and loss on interest rate swap. EBITDA and Adjusted EBITDA are not measures of performance in accordance with US GAAP and should not be considered as an alternative to net (loss) income or operating cash flows determined in accordance with US GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of cash flow for management's discretionary use, as they exclude certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this quarterly report on Form 10-Q is appropriate because securities analysts, investors and other interested parties use these non-US GAAP financial measures as important measures of assessing our operating performance across periods on a consistent basis. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

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
The following table reconciles EBITDA and Adjusted EBITDA to our net (loss) income for the periods indicated:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
	(in thousands of dollars)
Net (loss) income	$(420)	$3,328
Interest expense	10,649	10,514
(Benefit from) provision for income taxes	(385)	245
Depreciation of rental equipment	22,165	19,514
Other depreciation and amortization	2,741	2,461
Amortization of debt issue costs	395	371
EBITDA	35,145	36,433
Rental split expense(a)	447	804
Equity-based compensation(b)	768	352
Adjustment to tax receivable agreement(c)	414	521
Loss on interest rate swap(d)	4,654	888
Adjusted EBITDA	$41,428	$38,998

(a)
Represents cash payments made to suppliers of equipment in connection with rental split expense, which payments are credited against the purchase price of the applicable equipment if the Company elects to purchase that equipment. See "—Results of Operations" for a discussion of rental split expense.

(b)	Represents non-cash equity-based compensation expense recorded in the periods presented in accordance with US GAAP.

(c)	Represents adjustment to tax receivable agreement related to changes in estimates used in the calculation of the tax receivable agreement.

(d)	Represents loss on interest rate swap related to adjustments to fair value.

Company Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase Common Units in Neff Holdings which was wholly owned by private investment funds managed by Wayzata prior to the IPO. In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1,001,094 shares of Class A common stock for a total cost of $6.1 million, including commissions.

The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the consolidated results of the Company.
Neff Corporation, is the sole managing member of Neff Holdings and owns Common Units of Neff Holdings representing a 38.8% equity interest in Neff Holdings, as of March 31, 2016. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.

Wayzata retains Common Units in Neff Holdings representing a collective 61.2% economic interest and a non-controlling interest in Neff Holdings, and we reflect Wayzata's collective economic interest as a non-controlling interest in our unaudited condensed consolidated financial statements. As a result, net (loss) income attributable to us, after excluding the non-controlling interest of Wayzata, represents 38.8% of Neff Holdings' net (loss) income and our only material asset is our corresponding 38.8% economic interest and controlling interest in Neff Holdings. Neff Corporation is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.

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

•
to the extent we estimate that we will not realize the full benefit of a resulting deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•
we will record 85.0% of the estimated realizable tax benefit as an increase to the liability associated with the future payments due under the Tax Receivable Agreement and the remaining 15.0% of the estimated realizable tax benefit as an increase to additional paid-in capital.

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

We utilize rental splits in our operations. Rental splits are a consignment arrangement of new equipment by OEMs in which we hold their equipment in our rental fleet for a period of time (typically between three and 12 months) and agree to share with the OEM a percentage of the rental revenue we receive on the rental of that unit. We do not take title to the unit under this arrangement and we can return the unit to the OEM at any time, at no additional cost to us. We also can elect to purchase the unit from the OEM from time to time. The revenue we pay to the OEM under rental splits is expensed in cost of rental revenues on our unaudited condensed consolidated statements of operations, but added back to Adjusted EBITDA in order to maintain comparability to our results from period to period. If we exercise the option to purchase the unit, the unit becomes part of our rental fleet and is depreciated, with depreciation added back to Adjusted EBITDA. Before we exercise the option to purchase a unit, we count the unit as part of our rental fleet for OEC calculations but do not depreciate the unit.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table illustrates our operating activity for the three months ended March 31, 2016 and the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$81,177	$74,141	9.5
Equipment sales	5,102	6,787	(24.8)
Parts and service	3,305	3,158	4.7
Total revenues	89,584	84,086	6.5
Cost of revenues
Cost of equipment sold	3,111	4,332	(28.2)
Depreciation of rental equipment	22,165	19,514	13.6
Cost of rental revenues	19,933	17,859	11.6
Cost of parts and service	1,805	1,763	2.4
Total cost of revenues	47,014	43,468	8.2
Gross profit	42,570	40,618	4.8
Other operating expenses
Selling, general and administrative expenses	24,522	22,290	10.0
Other depreciation and amortization	2,741	2,461	11.4
Total other operating expenses	27,263	24,751	10.1
Income from operations	15,307	15,867	(3.5)
Other expenses
Interest expense	10,649	10,514	1.3
Adjustment to tax receivable agreement	414	521	(20.5)
Loss on interest rate swap	4,654	888	nm
Amortization of debt issue costs	395	371	6.5
Total other expenses	16,112	12,294	31.1
(Loss) income before income taxes	(805)	3,573	nm
Benefit from (provision for) income taxes	385	(245)	nm
Net (loss) income	$(420)	$3,328	nm
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the three months ended March 31, 2016 increased 6.5% to $89.6 million from $84.1 million for the three months ended March 31, 2015. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the three months ended March 31, 2016 increased 9.5% to $81.2 million from $74.1 million for the three months ended March 31, 2015. The increase in rental revenues was primarily due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in the time utilization of the larger fleet. This increase in rental revenues was partially offset by a decrease in rental rates. We estimate that our rental rates decreased 1.3%, as compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, the average OEC of our rental fleet increased by 7.8% to $778.2 million from $722.2 million at March 31, 2015, as a result of increased capital expenditures. Time utilization for the three months ended March 31, 2016 increased to 65.1% from 63.7% for the three months ended March 31, 2015 primarily due to relatively mild weather in Q1 2016 compared to Q1 2015.

Equipment Sales.     Equipment sales for the three months ended March 31, 2016 decreased 24.8% to $5.1 million from $6.8 million for the three months ended March 31, 2015. The decrease in equipment sales revenues was primarily due to decreased sales volume of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the three months ended March 31, 2016 increased 4.7% to $3.3 million from $3.2 million for the three months ended March 31, 2015. The increase in these revenues for the three months ended March 31, 2016 was primarily due to increased parts and repair costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment decreased 28.2% to $3.1 million for the three months ended March 31, 2016 from $4.3 million for the three months ended March 31, 2015. The decrease in costs associated with the sale of rental equipment was due primarily to the decrease in equipment sales. This decrease was partially offset by an increase in used equipment sales gross profit. Gross profit margin on used equipment sales for the three months ended March 31, 2016 increased to 39.0% from 36.2% for the three months ended March 31, 2015, primarily as a result of the mix of equipment sold.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 13.6% to $22.2 million for the three months ended March 31, 2016 from $19.5 million for the three months ended March 31, 2015. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 27.3% for the three months ended March 31, 2016 and was 26.3% for the three months ended March 31, 2015.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 11.6% to $19.9 million for the three months ended March 31, 2016 from $17.9 million for the three months ended March 31, 2015. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses, repair costs and insurance expenses, partially offset by decreases in fuel and rental split expenses. As a percentage of rental revenues, cost of rental revenues increased to 24.6% for the three months ended March 31, 2016 from 24.1% for the three months ended March 31, 2015.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues increased 2.4% to $1.8 million for the three months ended March 31, 2016 primarily due to increased repair costs.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2016 increased $2.2 million, or 10.0%, to $24.5 million from $22.3 million for the three months ended March 31, 2015. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $1.3 million primarily as a result of higher headcount, salaries and payroll taxes. Rent and software licensing expenses also increased while public company expenses remained relatively flat year over year. As a percentage of total revenues, selling, general and administrative expenses increased to 27.4% for the three months ended March 31, 2016 from 26.5% for the three months ended March 31, 2015.
Other Depreciation and Amortization.    Other depreciation and amortization expense increased 11.4% to $2.7 million for the three months ended March 31, 2016 from $2.5 million for the three months ended March 31, 2015. The increase was primarily due to an increase in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the three months ended March 31, 2016 increased 1.3% to $10.6 million from $10.5 million for the three months ended March 31, 2015. The increase in interest expense was primarily due to an increase in outstanding commitments under our revolving credit facility.
Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement was $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. These adjustments were primarily due to changes in estimated future payments.
Loss on Interest Rate Swap. Loss on interest rate swap for the three months ended March 31, 2016 was $4.7 million and included $4.6 million of unrealized losses on the Interest Rate Swap related to the change in fair value and $49.6 thousand of settlement payments made. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statements of operations. There was an unrealized loss related to the change in fair value on the Interest Rate Swap for the three months ended March 31, 2015 of $0.9 million.
Amortization of Debt Issue Costs.    Amortization of debt issue costs remained consistent at $0.4 million for the three months ended March 31, 2016.

Liquidity and Capital Resources
Overview
Our principal needs for liquidity historically have been the purchase of rental fleet, other capital expenditures, including delivery vehicles, funding startup costs for new branch locations and debt service. These will be our principal liquidity needs going forward, in addition to payments under the Tax Receivable Agreement and any share repurchases we make in the future under our share repurchase program.
Our largest use of liquidity has been and will continue to be the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the three months ended March 31, 2016 and 2015, our net capital expenditures totaled approximately $31.0 million and $39.1 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
We also use our liquidity to finance other non-rental equipment capital expenditures, typically consisting of delivery vehicles, property, plant and equipment and funding startup costs for new branch locations. The liquidity required to open a new branch location typically ranges from $5.0 million to $10.0 million, the majority of which consists of acquisitions of rental fleet for the new branch location.
For the three months ended March 31, 2016 and 2015, our net other capital expenditures totaled approximately $5.0 million and $3.3 million, respectively. We have historically financed these net other capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1,001,094 shares of Class A common stock for a total cost of $6.1 million, including commissions.
We may use liquidity going forward to make payments under the Tax Receivable Agreement. For the three months ended March 31, 2016, we did not make any payments under the Tax Receivable Agreement. We expect the actual payments under the Tax Receivable Agreement could vary depending on a number of factors.

As of December 31, 2015, our total leverage ratio was 3.90. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $3.3 million was made for the year ended December 31, 2015, during March 2016. The Company will determine whether any mandatory prepayments need to be made for the fiscal year ended December 31, 2016, at year end. Other than mandatory prepayments under the terms of our Second Lien Loan as of March 31, 2016, we are not required to make principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments and mandatory prepayments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of March 31, 2016, our principal sources of liquidity consisted of cash generated from operations, $2.2 million of cash and cash equivalents and availability of $202.7 million under our Revolving Credit Facility, subject to customary borrowing conditions. We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months; however, there can be no assurance that this will be the case. The borrowing capacity under our Revolving Credit Facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan. We were in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan as of March 31, 2016.

We may from time to time seek to retire or repurchase our outstanding debt through cash purchases and/or exchanges of equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Cash Flows for the Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016, our operating activities provided net cash flow of $33.4 million as compared to $33.9 million for the three months ended March 31, 2015. The cash flows from operating activities remained stable year over year.
Cash used in investing activities was $36.0 million for the three months ended March 31, 2016 as compared to $42.4 million for the three months ended March 31, 2015. Cash used for the purchase of rental equipment was $36.1 million for the three months ended March 31, 2016, compared to $45.9 million for the three months ended March 31, 2015. We received $5.1 million in cash proceeds from the sale of equipment for the three months ended March 31, 2016 compared to $6.8 million for the three months ended March 31, 2015.
Net cash provided by financing activities was $4.5 million for the three months ended March 31, 2016, compared to $8.5 million provided by financing activities for the three months ended March 31, 2015. The decrease in cash from financing activities was primarily due to additional debt issue costs for the Revolving Credit Facility amendment, repurchases of Class A common stock made during the three months ended March 31, 2016 and the Second Lien Loan prepayment, all of which were offset by net borrowings under the Revolving Credit Facility.

Revolving Credit Facility
On October 1, 2010, certain of our subsidiaries entered into the Revolving Credit Facility with a syndicate of banks and financial institutions including Bank of America, N.A. and Wells Fargo Capital Finance, LLC as the co-collateral agents. Bank of America, N.A. is the agent, swing-line lender and letter of credit issuer. The Revolving Credit Facility was amended and restated on November 20, 2013, amended on June 9, 2014 as part of the Refinancing and further amended and restated on February 25, 2016.
The Revolving Credit Facility provides $475.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of March 31, 2016, the borrowing base under the Revolving Credit Facility was $475.0 million. The Revolving Credit Facility matures on February 25, 2021. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus (a) 200 basis points if the average availability for the period is less than $125.0 million, (b) 175 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (c) 150 basis points if the average availability for the period is greater than $225.0 million. The base rate loans bear interest at the sum of (a) (i) 100 basis points if the average availability for the period is less than $125.0 million, (ii) 75 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (iii) 50 basis points if the average availability for the period is greater than $225.0 million plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.375% if less than 50% of the daily average unused portion under the Revolving Credit Facility is utilized and 0.250% if 50% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $47.5 million as of March 31, 2016, which require us to maintain (i) a consolidated total leverage ratio of not more than 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2016 through and including February 24, 2016, stepping up to 5.00 to 1.00 for each fiscal quarter ended during the period from February 25, 2016 through and including December 31, 2016, stepping down to 4.75 to 1.00 for each fiscal quarter ended during the period from January 1,

2017 through and including December 31, 2017, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from January 1, 2018 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of March 31, 2016, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $202.7 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
Second Lien Loan
Our subsidiary, Neff Rental LLC, incurred the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given that LIBOR currently is less than 1.00%, our interest rate as of March 31, 2016 under the Second Lien Loan was 7.25% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 31, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period. Additionally, we must make mandatory prepayments of principal on the Second Lien Loan if we receive net cash proceeds from asset sales (as defined in the Second Lien Loan) or the issuance or incurrence of indebtedness (except for permitted refinancing debt as defined in the Second Lien Loan).
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
We have entered into an amendment to our Second Lien Loan to, among other things, reflect the changes in our structure as a result of the Organizational Transactions. We prepaid $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO on November 26, 2014 and paid approximately $1.9 million in prepayment premiums in connection with that prepayment. On March 17, 2016, we paid a mandatory prepayment of $3.3 million, equal to 25% of our excess cash flow for the year ended December 31, 2015. As of March 31, 2016, the balance outstanding on the Second Lien Loan was $473.7 million, net of unamortized original issue discount of $2.0 million.
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2016, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
In the normal course of our business activities, we lease real estate for our headquarters and branch locations and we may from time to time lease rental equipment and non-rental equipment under operating leases. See "—Contractual and Commercial Commitments."

Contractual and Commercial Commitments
There have been no material changes from the information included in our 2015 10-K for the year ended December 31, 2015.

Inflation
Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had and is not likely in the foreseeable future to have, a material impact on our results of operations.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2015 10-K for the year ended December 31, 2015, for which there were no material changes.
Recent Accounting Pronouncements
See Note 2 of our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for recently issued accounting pronouncements applicable to us and the effect of those standards on our consolidated financial statements and related disclosures.
Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility and Second Lien Loan. All outstanding indebtedness under the Revolving Credit Facility and Second Lien Loan (subject to LIBOR floor) bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility and Second Lien Loan would result in a change of $0.7 million and $1.2 million, respectively, to our interest expense on an annual basis based on borrowings outstanding as of March 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

There have been no material changes in our risk factors since filing our 2015 10-K for the year ended December 31, 2015.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about acquisitions of Neff Corporation's Class A common stock by Neff Corporation during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2016 to January 31, 2016	—	$—	—	$24,159,670
February 1, 2016 to February 29, 2016	—	—	—	24,159,670
March 1, 2016 to March 31, 2016	887,684	5.94	887,684	18,865,888
Total	887,684	$5.94	887,684	$18,865,888

(1)
On November 11, 2015, we announced that our Board approved on November 10, 2015, a share repurchase program authorizing up to $25 million dollars in share repurchases of Neff Corporation's Class A common stock in open market and negotiated purchases from time to time, dependent on market conditions.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        MINE SAFETY DISCLOSURES

None.

Item 5.        OTHER INFORMATION

None.

Item 6.        EXHIBITS                              EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1
Second Amended and Restated Senior Secured Credit Agreement, dated as of October 1, 2010, as amended and restated as of November 20, 2013, as further amended and restated as of February 25, 2016, among Neff LLC, Neff Holdings LLC, the other Credit Party thereto, the Lenders party thereto from time to time, Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., as Collateral Agent, Wells Fargo Capital Finance, LLC, and Sun Trust Bank, as Syndication Agents, Regions Bank, as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Capital Finance, LLC and Sun Trust Robinson Humphrey, Inc., as Joint Lead Arrangers and Book Runners (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed March 1, 2016).
		8-K	001-36752	10.1	3/1/2016
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEFF CORPORATION
Date:	April 28, 2016	By:	/s/ Graham Hood
Graham Hood Chief Executive Officer and Director (Principal Executive Officer)
Date:	April 28, 2016	By:	/s/ Mark Irion
Mark Irion Chief Financial Officer