Form 10-Q
period 2016-06-30
Neff Corp
filed 2016-07-29
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 21, 2016, the number of shares of Class A common stock outstanding was 9,025,714 and the number of shares of Class B common stock outstanding was 14,951,625.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$263	$289
Accounts receivable, net of allowance for doubtful accounts of $1,929 in 2016 and $2,508 in 2015	61,994	70,328
Inventories	2,066	1,766
Rental equipment, net	488,388	457,470
Property and equipment, net	36,825	33,473
Prepaid expenses and other assets	16,213	14,488
Goodwill	60,644	60,599
Intangible assets, net	14,781	15,314
Total assets	$681,174	$653,727

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$23,324	$18,948
Accrued expenses and other liabilities	38,692	31,412
Revolving credit facility	269,700	253,600
Second lien loan, net of original issue discount	473,764	476,966
Payable pursuant to tax receivable agreement	29,809	29,133
Deferred tax liability, net	8,957	9,458
Total liabilities	844,246	819,517

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 9,025,714 and 10,380,781 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	90	104
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of June 30, 2016 and December 31, 2015	150	150
Additional paid-in capital	(118,706)	(112,058)
Retained earnings	19,658	17,190
Total stockholders' deficit	(98,808)	(94,614)
Non-controlling interest	(64,264)	(71,176)
Total stockholders' deficit and non-controlling interest	(163,072)	(165,790)
Total liabilities and stockholders' deficit and non-controlling interest	$681,174	$653,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Revenues
Rental revenues	$91,474	$84,820
Equipment sales	4,941	6,174
Parts and service	3,245	3,233
Total revenues	99,660	94,227
Cost of revenues
Cost of equipment sold	2,963	4,058
Depreciation of rental equipment	22,761	21,213
Cost of rental revenues	21,675	19,511
Cost of parts and service	1,799	1,807
Total cost of revenues	49,198	46,589
Gross profit	50,462	47,638
Other operating expenses
Selling, general and administrative expenses	23,387	22,468
Other depreciation and amortization	2,594	2,657
Total other operating expenses	25,981	25,125
Income from operations	24,481	22,513
Other expenses (income)
Interest expense	10,476	10,753
Adjustment to tax receivable agreement	262	(3,408)
Loss (gain) on interest rate swap	1,828	(1,007)
Amortization of debt issue costs	370	381
Total other expenses (income)	12,936	6,719
Income before income taxes	11,545	15,794
Provision for income taxes	(1,606)	(1,100)
Net income	9,939	14,694
Less: net income attributable to non-controlling interest	7,319	7,275
Net income attributable to Neff Corporation	$2,620	$7,419

Net income attributable to Neff Corporation per share of Class A common stock outstanding:
Basic	$0.29	$0.71
Diluted	$0.28	$0.62
Weighted average shares of Class A common stock outstanding:
Basic	9,158	10,482
Diluted	9,481	12,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Revenues
Rental revenues	$172,651	$158,961
Equipment sales	10,043	12,961
Parts and service	6,550	6,391
Total revenues	189,244	178,313
Cost of revenues
Cost of equipment sold	6,074	8,390
Depreciation of rental equipment	44,926	40,727
Cost of rental revenues	41,608	37,370
Cost of parts and service	3,604	3,570
Total cost of revenues	96,212	90,057
Gross profit	93,032	88,256
Other operating expenses
Selling, general and administrative expenses	47,909	44,758
Other depreciation and amortization	5,335	5,118
Total other operating expenses	53,244	49,876
Income from operations	39,788	38,380
Other expenses (income)
Interest expense	21,125	21,267
Adjustment to tax receivable agreement	676	(2,887)
Loss (gain) on interest rate swap	6,482	(119)
Amortization of debt issue costs	765	752
Total other expenses (income)	29,048	19,013
Income before income taxes	10,740	19,367
Provision for income taxes	(1,222)	(1,345)
Net income	9,518	18,022
Less: net income attributable to non-controlling interest	7,050	9,674
Net income attributable to Neff Corporation	$2,468	$8,348

Net income attributable to Neff Corporation per share of Class A common stock outstanding:
Basic	$0.25	$0.80
Diluted	$0.25	$0.69
Weighted average shares of Class A common stock outstanding:
Basic	9,755	10,479
Diluted	9,916	12,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Cash Flows from Operating Activities
Net income	$9,518	$18,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,726	45,202
Amortization of debt issue costs	765	752
Amortization of intangible assets	535	643
Amortization of original issue discount	147	120
Gain on sale of equipment	(3,969)	(4,571)
Provision for bad debt	862	825
Equity-based compensation	1,098	674
Deferred income taxes	1,222	1,212
Adjustment to tax receivable agreement	676	(2,887)
Unrealized loss (gain) on interest rate swap	6,183	(218)
Changes in operating assets and liabilities:
Accounts receivable	7,472	6,060
Inventories, prepaid expenses and other assets	(1,267)	(955)
Accounts payable	(324)	(2,271)
Accrued expenses and other liabilities	882	(1,905)
Net cash provided by operating activities	73,526	60,703
Cash Flows from Investing Activities
Purchases of rental equipment	(76,557)	(111,095)
Proceeds from sale of equipment	10,043	12,961
Purchases of property and equipment	(8,648)	(10,068)
Net cash used in investing activities	(75,162)	(108,202)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(66,400)	(53,111)
Borrowings under revolving credit facility	82,500	100,911
Debt issue costs	(1,570)	—
Common stock repurchases	(9,433)	—
Second Lien Loan prepayment	(3,349)	—
Distribution to member	(138)	—
Payment of costs directly associated with the issuance of Class A common stock	—	(283)
Net cash provided by financing activities	1,610	47,517
Net (decrease) increase in cash and cash equivalents	(26)	18
Cash and cash equivalents, beginning of period	289	207
Cash and cash equivalents, end of period	$263	$225

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$21,464	$21,325
Cash paid for interest rate swap settlements	299	99
Non-Cash Investing Activities
Purchases of rental equipment included in accounts payable and other accrued liabilities at period end	$24,368	$22,017

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
NOTE 2—BASIS OF PRESENTATION
Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s balance sheets as of June 30, 2016 and December 31, 2015, the results of its operations for the three and six months ended June 30, 2016 and 2015 and the cash flows for the six months ended June 30, 2016 and 2015. Interim results may not be indicative of full year performance. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the 2015 10-K.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers critical accounting estimates to be those that require more significant judgments in the preparation of the unaudited condensed consolidated financial statements including those related to depreciation, income taxes, self-insurance reserves, goodwill and intangible assets and amounts payable pursuant to the tax receivable agreement, as amended (Note 3) ("Tax Receivable Agreement"). Management relies on historical experience and other assumptions, believed to be reasonable under the circumstances, in making its judgments and estimates. Actual results could differ from those judgments and estimates.

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
Recently Issued Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the six months ended June 30, 2016.

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

NOTE 3—NON-CONTROLLING INTEREST

Neff Corporation is the sole managing member of Neff Holdings. As a result, Neff Corporation operates and controls all of the business and affairs of Neff Holdings while owning a 37.6% minority economic interest in Neff Holdings. Neff Corporation consolidates the financial results of Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, and records a non-controlling interest for the remaining 62.4% economic interest in Neff Holdings held by Wayzata. On a stand alone basis, Neff Corporation's only sources of cash flow from operations are distributions from Neff Holdings. Net income attributable to the non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in Neff Holdings held by the non-controlling unitholders. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the carryover basis of Wayzata's capital account in Neff Holdings. Non-controlling interest is adjusted to reflect the distributions to and income allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of June 30, 2016	14,951,625	9,025,714	23,977,339
	62.4%	37.6%	100.0%

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of December 31, 2015	14,951,625	10,380,781	25,332,406
	59.0%	41.0%	100.0%

The following table summarizes the activity in non-controlling interest from December 31, 2015 to June 30, 2016 (in thousands):

Balance of non-controlling interest as of December 31, 2015	$(71,176)
Net income attributable to non-controlling interest	7,050
Distribution to member	(138)
Balance of non-controlling interest as of June 30, 2016	$(64,264)

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), Neff Holdings does not incur significant federal or state and local income taxes, as these taxes are primarily the obligations of the members of Neff Holdings. As authorized by the Neff Holdings LLC agreement, Neff Holdings is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of Neff Holdings' earnings. During the six months ended June 30, 2016, Neff Holdings' distributed $0.1 million for a tax liability attributable to a Wayzata fund.

Payable Pursuant to the Tax Receivable Agreement

As of June 30, 2016, the Company recorded a liability of $29.8 million, representing the estimated payments due to Wayzata and certain members of management of Neff Holdings and certain non-executive members of its board of managers (collectively, the "Prior LLC Owners") under the Tax Receivable Agreement with the Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of the pro rata share of such items. The liability as of June 30, 2016 increased by $0.7 million from December 31, 2015, due to changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to Wayzata, resulting from the sale of equipment that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The Company expects these changes from the special allocation of gain will likely occur quarterly.

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the six months ended June 30, 2016.

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

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - EARNINGS PER SHARE (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Neff Corporation	$2,620	$7,419	$2,468	$8,348
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	9,158	10,482	9,755	10,479
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding, diluted	9,481	12,036	9,916	12,033
Earnings per share of Class A common stock:
Net income attributable to Neff Corporation per share of Class A common stock, basic	$0.29	$0.71	$0.25	$0.80
Net income attributable to Neff Corporation per share of Class A common stock, diluted	$0.28	$0.62	$0.25	$0.69

Potentially dilutive stock options representing a total of 0.7 million shares of Class A common stock for the three and six months ended June 30, 2016 were excluded from the computation of diluted weighted average shares outstanding due to their anti-dilutive effect.

In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent on market conditions. During the six months ended June 30, 2016, the Company repurchased 1,399,275 shares of Class A common stock for $9.4 million. At June 30, 2016, there were approximately $14.7 million in remaining funds authorized under this program. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

The shares of Class B common stock outstanding do not participate in the earnings of Neff Corporation and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

NOTE 5—INTANGIBLE ASSETS
The carrying amount and accumulated amortization of intangible assets as of June 30, 2016 and December 31, 2015, consisted of the following (in thousands, except as noted):

		June 30, 2016
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(10,060)	3,927
Total intangible assets		$24,841	$(10,060)	$14,781

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
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at June 30, 2016	$10,060
Estimated amortization expense for:
Remainder of 2016	537
2017	877
2018	719
2019	589
2020	483
2021 through 2022	722
Total	$13,987
Amortization expense related to the customer list was $0.3 million for the three months ended June 30, 2016 and 2015. Amortization expense related to the customer list was $0.5 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.
NOTE 6—DEBT
Debt consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands, except percent data):

	June 30, 2016	December 31, 2015
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.0% to LIBOR plus up to 2.0% (2.28% at June 30, 2016)	$269,700	$253,600
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized discount of $1,887 in 2016 and $2,034 in 2015 (7.25% at June 30, 2016)	473,764	476,966
Total indebtedness	$743,464	$730,566
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

As of June 30, 2016, Neff Rental LLC and Neff LLC (subsidiaries of Neff Holdings) had an outstanding balance of $269.7 million under the senior secured revolving credit facility (the "Revolving Credit Facility"). Neff Rental LLC had $475.7 million of the second lien term loans (the "Second Lien Loan") outstanding as of June 30, 2016.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)
Accumulated amortization at June 30, 2016 for debt issue costs was $4.5 million and $1.3 million for the Revolving Credit Facility and Second Lien Loan, respectively. Accumulated amortization at December 31, 2015 for debt issue costs was $4.1 million and $0.9 million for the Revolving Credit Facility and Second Lien Loan, respectively.

The Revolving Credit Facility and the Second Lien Loan credit agreements contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $47.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Loan credit agreements as of June 30, 2016.
As of December 31, 2015, our total leverage ratio was 3.90. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, the Company must make a mandatory prepayment equal to 25% of its excess cash flow. A mandatory prepayment of $3.3 million was made for the year ended December 31, 2015, during March 2016. The Company will determine whether any mandatory prepayments need to be made for the fiscal year ending December 31, 2016, after year end.

The Company had $3.9 million and $3.7 million in outstanding letters of credit at June 30, 2016 and December 31, 2015, respectively, that were primarily associated with its insurance coverage. As of June 30, 2016, total availability under the Revolving Credit Facility was $201.2 million.
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

For the three months ended June 30, 2016 and 2015, the Company recognized equity-based compensation expense of $0.3 million. For the six months ended June 30, 2016 and 2015, the Company recognized equity-based compensation expense of $1.1 million and $0.7 million, respectively. Each Common Unit held by Wayzata or acquired by individuals upon exercise of existing options granted by Neff Holdings will be redeemable, at the election of such member, for, at Neff Corporation's option, newly issued shares of Neff Corporation's Class A common stock on a 1-for-1 basis or for a cash payment equal to the market price of one share of Neff Corporation's Class A common stock.

The following table summarizes equity-based compensation activity for the six months ended June 30, 2016 (in thousands):

	Neff Corporation		Neff Holdings
	RSUs	Options	Options
Balance as of January 1, 2016	243	696	1,265
Granted	—	—	—
Exercised	(44)	—	—
Forfeited	—	—	—
Balance as of June 30, 2016	199	696	1,265

Vested	—	72	1,265
Unvested	199	624	—
Total	199	696	1,265

At June 30, 2016, there were 0.5 million additional shares of Class A common stock available for the Company to grant under the 2014 Incentive Plan.

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
For the three months ended June 30, 2016, the Company recognized a loss on the Interest Rate Swap of $1.8 million which consisted of $1.6 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.2 million realized loss for the settlement payments made. For the three months ended June 30, 2015, the Company recognized a gain on the Interest Rate Swap of $1.0 million which consisted of $1.1 million of unrealized gains related to the change in fair value of the Interest Rate Swap and a $0.1 million realized loss for the settlement payments made.
For the six months ended June 30, 2016, the Company recognized a loss on the Interest Rate Swap of $6.5 million which consisted of $6.2 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.3 million related loss for the settlement payments made. For the six months ended June 30, 2015, the Company recognized a gain on the Interest Rate Swap of $0.1 million which consisted of $0.2 million of unrealized gains related to the change in fair value of the Interest Rate Swap and a $0.1 million realized loss for the settlement payments made.
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	Loss Recognized in Earnings (a)	Gain Recognized in Earnings(a)	Loss Recognized in Earnings (a)	Gain Recognized in Earnings(a)
Interest Rate Swap	$1,828	$1,007	$6,482	$119

	June 30, 2016	December 31, 2015
	Fair Value of Derivative(b)	Fair Value of Derivative(b)
Interest Rate Swap (Note 9)	$8,063	$1,880

(a)	Classified in Other expenses (income)—Loss (gain) on interest rate swap

(b)	Classified in Liabilities—Accrued expenses and other liabilities
NOTE 9—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximate carrying value as of June 30, 2016 and December 31, 2015, as variable interest rates approximate market rates. The Company has classified these instruments in Level 2 of the fair value hierarchy as described below.

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
The FASB has established a framework for measuring fair value and requires that assets and liabilities measured at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
The following table provides fair value measurement information of the Company's financial liability measured on a recurring basis as of June 30, 2016 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$—	$8,063	$—
There were no transfers into or out of Level 1, 2 or 3 during the six months ended June 30, 2016 and 2015.
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
The Company's estimated annual effective tax rate for the year ended December 31, 2016 is expected to be 15.6% before discrete items. The Company's consolidated effective tax rate for the six months ended June 30, 2016, inclusive of discrete items is 11.4%. The 4.2% difference in these rates is primarily attributable to a benefit related to the special allocation of gain, to Wayzata, resulting from the sale of equipment that had a built in gain at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code (Note 3) reduced by the deferred tax impact resulting from the reduction of Neff Corporation's interest in Neff Holdings.

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
ASSETS

Cash and cash equivalents	$263	$—	$—	$—	$—	$263
Accounts receivable, net	61,994	—	—	—	—	61,994
Inventories	2,066	—	—	—	—	2,066
Rental equipment, net	488,388	—	—	—	—	488,388
Property and equipment, net	36,825	—	—	—	—	36,825
Prepaid expenses and other assets	16,213	—	—	—	—	16,213
Goodwill	60,644	—	—	—	—	60,644
Investment in subsidiary	—	78,793	78,793	162,387	(319,973)	—
Intercompany	6,488	—	—	(6,488)	—	—
Intangible assets, net	14,781	—	—	—	—	14,781
Total assets	$687,662	$78,793	$78,793	$155,899	$(319,973)	$681,174

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$23,324	$—	$—	$—	$—	$23,324
Accrued expenses and other liabilities	38,692	—	—	—	—	38,692
Revolving credit facility	269,700	—	—	—	—	269,700
Second lien loan, net	473,764	—	—	—	—	473,764
Payable pursuant to tax receivable agreement	—	—	—	29,809	—	29,809
Deferred tax liability, net	—	—	—	8,957	—	8,957
Total liabilities	$805,480	$—	$—	$38,766	$—	$844,246

Stockholders' deficit / members' deficit
Class A Common Stock	$—	$—	$—	$90	$—	$90
Class B Common Stock	—	—	—	150	—	150
Additional paid-in capital	—	—	—	27,437	(146,143)	(118,706)
Retained earnings	—	—	—	19,658	—	19,658
Members' deficit	(196,611)	—	—	—	196,611	—
Accumulated surplus	78,793	78,793	78,793	—	(236,379)	—
Total stockholders' deficit / members' deficit	(117,818)	78,793	78,793	47,335	(185,911)	(98,808)
Non-controlling interest	—	—	—	69,798	(134,062)	(64,264)
Total stockholders' deficit / members' deficit and non-controlling interest	(117,818)	78,793	78,793	117,133	(319,973)	(163,072)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$687,662	$78,793	$78,793	$155,899	$(319,973)	$681,174

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

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$91,474	$—	$—	$—	$—	$91,474
Equipment sales	4,941	—	—	—	—	4,941
Parts and service	3,245	—	—	—	—	3,245
Total revenues	99,660	—	—	—	—	99,660
Cost of revenues
Cost of equipment sold	2,963	—	—	—	—	2,963
Depreciation of rental equipment	22,761	—	—	—	—	22,761
Cost of rental revenues	21,675	—	—	—	—	21,675
Cost of parts and service	1,799	—	—	—	—	1,799
Total cost of revenues	49,198	—	—	—	—	49,198
Gross profit	50,462	—	—	—	—	50,462
Other operating expenses
Selling, general and administrative expenses	23,387	—	—	—	—	23,387
Other depreciation and amortization	2,594	—	—	—	—	2,594
Total other operating expenses	25,981	—	—	—	—	25,981
Income from operations	24,481	—	—	—	—	24,481
Other expenses
Interest expense	10,476	—	—	—	—	10,476
Adjustment to tax receivable agreement	—	—	—	262	—	262
Loss on interest rate swap	1,828	—	—	—	—	1,828
Amortization of debt issue costs	370	—	—	—	—	370
Total other expenses	12,674	—	—	262	—	12,936
Income (loss) before income taxes	11,807	—	—	(262)	—	11,545
Equity earnings in subsidiaries	—	11,757	11,757	4,438	(27,952)	—
Provision for income taxes	(50)	—	—	(1,556)	—	(1,606)
Net income	11,757	11,757	11,757	2,620	(27,952)	9,939
Less: net income attributable to non-controlling interest	—	—	7,319	—	—	7,319
Net income attributable to Neff Corporation	$11,757	$11,757	$4,438	$2,620	$(27,952)	$2,620

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$84,820	$—	$—	$—	$—	$84,820
Equipment sales	6,174	—	—	—	—	6,174
Parts and service	3,233	—	—	—	—	3,233
Total revenues	94,227	—	—	—	—	94,227
Cost of revenues
Cost of equipment sold	4,058	—	—	—	—	4,058
Depreciation of rental equipment	21,213	—	—	—	—	21,213
Cost of rental revenues	19,511	—	—	—	—	19,511
Cost of parts and service	1,807	—	—	—	—	1,807
Total cost of revenues	46,589	—	—	—	—	46,589
Gross profit	47,638	—	—	—	—	47,638
Other operating expenses
Selling, general and administrative expenses	22,468	—	—	—	—	22,468
Other depreciation and amortization	2,657	—	—	—	—	2,657
Total other operating expenses	25,125	—	—	—	—	25,125
Income from operations	22,513	—	—	—	—	22,513
Other expenses (income)
Interest expense	10,753	—	—	—	—	10,753
Adjustment to tax receivable agreement	—	—	—	(3,408)	—	(3,408)
Gain on interest rate swap	(1,007)	—	—	—	—	(1,007)
Amortization of debt issue costs	381	—	—	—	—	381
Total other expenses (income)	10,127	—	—	(3,408)	—	6,719
Income before income taxes	12,386	—	—	3,408	—	15,794
Equity earnings in subsidiaries	—	12,373	12,373	5,098	(29,844)	—
Provision for income taxes	(13)	—	—	(1,087)	—	(1,100)
Net income	12,373	12,373	12,373	7,419	(29,844)	14,694
Less: net income attributable to non-controlling interest	7,275	7,275	7,275	—	(14,550)	7,275
Net income attributable to Neff Corporation	$5,098	$5,098	$5,098	$7,419	$(15,294)	$7,419

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$172,651	$—	$—	$—	$—	$172,651
Equipment sales	10,043	—	—	—	—	10,043
Parts and service	6,550	—	—	—	—	6,550
Total revenues	189,244	—	—	—	—	189,244
Cost of revenues
Cost of equipment sold	6,074	—	—	—	—	6,074
Depreciation of rental equipment	44,926	—	—	—	—	44,926
Cost of rental revenues	41,608	—	—	—	—	41,608
Cost of parts and service	3,604	—	—	—	—	3,604
Total cost of revenues	96,212	—	—	—	—	96,212
Gross profit	93,032	—	—	—	—	93,032
Other operating expenses
Selling, general and administrative expenses	47,909	—	—	—	—	47,909
Other depreciation and amortization	5,335	—	—	—	—	5,335
Total other operating expenses	53,244	—	—	—	—	53,244
Income from operations	39,788	—	—	—	—	39,788
Other expenses
Interest expense	21,125	—	—	—	—	21,125
Adjustment to tax receivable agreement	—	—	—	676	—	676
Loss on interest rate swap	6,482	—	—	—	—	6,482
Amortization of debt issue costs	765	—	—	—	—	765
Total other expenses	28,372	—	—	676	—	29,048
Income (loss) before income taxes	11,416	—	—	(676)	—	10,740
Equity earnings in subsidiaries	—	11,366	11,366	4,316	(27,048)	—
Provision for income taxes	(50)	—	—	(1,172)	—	(1,222)
Net income	11,366	11,366	11,366	2,468	(27,048)	9,518
Less: net income attributable to non-controlling interest	—	—	7,050	—	—	7,050
Net income attributable to Neff Corporation	$11,366	$11,366	$4,316	$2,468	$(27,048)	$2,468

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$158,961	$—	$—	$—	$—	$158,961
Equipment sales	12,961	—	—	—	—	12,961
Parts and service	6,391	—	—	—	—	6,391
Total revenues	178,313	—	—	—	—	178,313
Cost of revenues
Cost of equipment sold	8,390	—	—	—	—	8,390
Depreciation of rental equipment	40,727	—	—	—	—	40,727
Cost of rental revenues	37,370	—	—	—	—	37,370
Cost of parts and service	3,570	—	—	—	—	3,570
Total cost of revenues	90,057	—	—	—	—	90,057
Gross profit	88,256	—	—	—	—	88,256
Other operating expenses
Selling, general and administrative expenses	44,758	—	—	—	—	44,758
Other depreciation and amortization	5,118	—	—	—	—	5,118
Total other operating expenses	49,876	—	—	—	—	49,876
Income from operations	38,380	—	—	—	—	38,380
Other expenses (income)
Interest expense	21,267	—	—	—	—	21,267
Adjustment to tax receivable agreement	—	—	—	(2,887)	—	(2,887)
Gain on interest rate swap	(119)	—	—	—	—	(119)
Amortization of debt issue costs	752	—	—	—	—	752
Total other expenses (income)	21,900	—	—	(2,887)	—	19,013
Income before income taxes	16,480	—	—	2,887	—	19,367
Equity earnings in subsidiaries	—	16,453	16,453	6,779	(39,685)	—
Provision for income taxes	(27)	—	—	(1,318)	—	(1,345)
Net income	16,453	16,453	16,453	8,348	(39,685)	18,022
Less: net income attributable to non-controlling interest	9,674	9,674	9,674	—	(19,348)	9,674
Net income attributable to Neff Corporation	$6,779	$6,779	$6,779	$8,348	$(20,337)	$8,348

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$11,366	$11,366	$11,366	$2,468	$(27,048)	$9,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,726	—	—	—	—	49,726
Amortization of debt issue costs	765	—	—	—	—	765
Amortization of intangible assets	535	—	—	—	—	535
Amortization of original issue discount	147	—	—	—	—	147
Gain on sale of equipment	(3,969)	—	—	—	—	(3,969)
Provision for bad debt	862	—	—	—	—	862
Equity-based compensation	1,098	—	—	—	—	1,098
Deferred income taxes	50	—	—	1,172	—	1,222
Adjustment to tax receivable agreement	—	—	—	676	—	676
Unrealized loss on interest rate swap	6,183	—	—	—	—	6,183
Equity earnings in subsidiaries	—	(11,366)	(11,366)	(4,316)	27,048	—
Changes in operating assets and liabilities:
Accounts receivable	7,472	—	—	—	—	7,472
Inventories, prepaid expenses and other assets	(1,267)	—	—	—	—	(1,267)
Accounts payable	(324)	—	—	—	—	(324)
Accrued expenses and other liabilities	882	—	—	—	—	882
Net cash provided by operating activities	73,526	—	—	—	—	73,526
Cash Flows from Investing Activities
Purchases of rental equipment	(76,557)	—	—	—	—	(76,557)
Proceeds from sale of equipment	10,043	—	—	—	—	10,043
Purchases of property and equipment	(8,648)	—	—	—	—	(8,648)
Net cash used in investing activities	(75,162)	—	—	—	—	(75,162)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(66,400)	—	—	—	—	(66,400)
Borrowings under revolving credit facility	82,500	—	—	—	—	82,500
Debt issue costs	(1,570)	—	—	—	—	(1,570)
Common stock repurchases	—	—	—	(9,433)	—	(9,433)
Common unit sales/repurchases	(9,433)	—	—	9,433	—	—
Second Lien Loan prepayment	(3,349)	—	—	—	—	(3,349)
Distribution to member	(138)	—	—	—	—	(138)
Intercompany	2	—	—	(2)	—	—
Net cash provided by (used in) financing activities	1,612	—	—	(2)	—	1,610
Net decrease in cash and cash equivalents	(24)	—	—	(2)	—	(26)
Cash and cash equivalents, beginning of period	287	—	—	2	—	289
Cash and cash equivalents, end of period	$263	$—	$—	$—	$—	$263

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$16,453	$16,453	$16,453	$8,348	$(39,685)	$18,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	45,202	—	—	—	—	45,202
Amortization of debt issue costs	752	—	—	—	—	752
Amortization of intangible assets	643	—	—	—	—	643
Amortization of original issue discount	120	—	—	—	—	120
Gain on sale of equipment	(4,571)	—	—	—	—	(4,571)
Provision for bad debt	825	—	—	—	—	825
Equity-based compensation	674	—	—	—	—	674
Deferred income taxes	—	—	—	1,212	—	1,212
Adjustment to tax receivable agreement	—	—	—	(2,887)	—	(2,887)
Unrealized gain on interest rate swap	(218)	—	—	—	—	(218)
Equity earnings in subsidiaries	—	(16,453)	(16,453)	(6,779)	39,685	—
Changes in operating assets and liabilities:
Accounts receivable	6,060	—	—	—	—	6,060
Inventories, prepaid expenses and other assets	(955)	—	—	—	—	(955)
Accounts payable	(2,271)	—	—	—	—	(2,271)
Accrued expenses and other liabilities	(2,010)	—	—	105	—	(1,905)
Net cash provided by (used in) operating activities	60,704	—	—	(1)	—	60,703
Cash Flows from Investing Activities
Purchases of rental equipment	(111,095)	—	—	—	—	(111,095)
Proceeds from sale of equipment	12,961	—	—	—	—	12,961
Purchases of property and equipment	(10,068)	—	—	—	—	(10,068)
Net cash used in investing activities	(108,202)	—	—	—	—	(108,202)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(53,111)	—	—	—	—	(53,111)
Borrowings under revolving credit facility	100,911	—	—	—	—	100,911
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	(283)	—	(283)
Intercompany	(284)	—	—	284	—	—
Net cash provided by financing activities	47,516	—	—	1	—	47,517
Net increase in cash and cash equivalents	18	—	—	—	—	18
Cash and cash equivalents, beginning of period	205	—	—	2	—	207
Cash and cash equivalents, end of period	$223	$—	$—	$2	$—	$225

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Financial Highlights
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, a focus on operating leverage and margin expansion. In particular, we have focused on maximizing returns from improving construction activity in the markets we operate in by increasing rental rates and by increasing the amount of rental equipment in our existing network of 68 branch locations. While our net income decreased 47.2% to $9.5 million for the six months ended June 30, 2016 as compared to the prior year, our Adjusted EBITDA (as defined below) increased 7.0% to $92.0 million for the six months ended June 30, 2016 as compared to the prior year.

"EBITDA" is defined as net income plus interest expense, provision for income taxes, depreciation of rental equipment, other depreciation and amortization and amortization of debt issue costs. "Adjusted EBITDA" is defined as EBITDA further adjusted to give effect to other items that we do not consider to be indicative of our ongoing operations, including for the periods presented rental split expense, equity-based compensation, adjustment to tax receivable agreement and loss (gain) on interest rate swap. EBITDA and Adjusted EBITDA are not measures of performance in accordance with US GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with US GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of cash flow for management's discretionary use, as they exclude certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this quarterly report on Form 10-Q is appropriate because securities analysts, investors and other interested parties use these non-US GAAP financial measures as important measures of assessing our operating performance across periods on a consistent basis. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the significant interest expense, or the cash requirements necessary, to service interest or principal payments on our significant amount of indebtedness; and

•
they do not reflect the impact of earnings or charges resulting from matters we do not consider to be indicative of our ongoing operations but may nonetheless have a material impact on our results of operations.

In addition, because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry.
The following table reconciles EBITDA and Adjusted EBITDA to our net income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands of dollars)
Net income	$9,939	$14,694	$9,518	$18,022
Interest expense	10,476	10,753	21,125	21,267
Provision for income taxes	1,606	1,100	1,222	1,345
Depreciation of rental equipment	22,761	21,213	44,926	40,727
Other depreciation and amortization	2,594	2,657	5,335	5,118
Amortization of debt issue costs	370	381	765	752
EBITDA	47,746	50,798	82,891	87,231
Rental split expense(a)	398	299	845	1,103
Equity-based compensation(b)	331	322	1,098	674
Adjustment to tax receivable agreement(c)	262	(3,408)	676	(2,887)
Loss (gain) on interest rate swap(d)	1,828	(1,007)	6,482	(119)
Adjusted EBITDA	$50,565	$47,004	$91,992	$86,002

(a)
Represents cash payments made to suppliers of equipment in connection with rental split expense, which payments are credited against the purchase price of the applicable equipment if the Company elects to purchase that equipment. See "—Results of Operations" for a discussion of rental split expense.

(b)	Represents non-cash equity-based compensation expense recorded in the periods presented in accordance with US GAAP.

(c)	Represents adjustment to tax receivable agreement related to changes in estimates used in the calculation of the tax receivable agreement.

(d)	Represents loss (gain) on interest rate swap related to adjustments to fair value.

Company Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase Common Units in Neff Holdings which was wholly owned by private investment funds managed by Wayzata prior to the IPO. In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1,512,685 shares of Class A common stock for a total cost of $10.3 million, including commissions.

The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the consolidated results of the Company.
Neff Corporation, is the sole managing member of Neff Holdings and owns Common Units of Neff Holdings representing a 37.6% equity interest in Neff Holdings, as of June 30, 2016. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.

Wayzata retains Common Units in Neff Holdings representing a collective 62.4% economic interest and a non-controlling interest in Neff Holdings, and we reflect Wayzata's collective economic interest as a non-controlling interest in our unaudited condensed consolidated financial statements. As a result, net income attributable to us, after excluding the non-controlling interest of Wayzata, represents 37.6% of Neff Holdings' net income and our only material asset is our corresponding 37.6% economic interest and controlling interest in Neff Holdings. Neff Corporation is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table illustrates our operating activity for the three months ended June 30, 2016 and the three months ended June 30, 2015.

	Three Months Ended June 30,
	2016	2015	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$91,474	$84,820	7.8
Equipment sales	4,941	6,174	(20.0)
Parts and service	3,245	3,233	0.4
Total revenues	99,660	94,227	5.8
Cost of revenues
Cost of equipment sold	2,963	4,058	(27.0)
Depreciation of rental equipment	22,761	21,213	7.3
Cost of rental revenues	21,675	19,511	11.1
Cost of parts and service	1,799	1,807	(0.4)
Total cost of revenues	49,198	46,589	5.6
Gross profit	50,462	47,638	5.9
Other operating expenses
Selling, general and administrative expenses	23,387	22,468	4.1
Other depreciation and amortization	2,594	2,657	(2.4)
Total other operating expenses	25,981	25,125	3.4
Income from operations	24,481	22,513	8.7
Other expenses (income)
Interest expense	10,476	10,753	(2.6)
Adjustment to tax receivable agreement	262	(3,408)	nm
Loss (gain) on interest rate swap	1,828	(1,007)	nm
Amortization of debt issue costs	370	381	(2.9)
Total other expenses (income)	12,936	6,719	92.5
Income before income taxes	11,545	15,794	(26.9)
Provision for income taxes	(1,606)	(1,100)	46.0
Net income	$9,939	$14,694	(32.4)
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the three months ended June 30, 2016 increased 5.8% to $99.7 million from $94.2 million for the three months ended June 30, 2015. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the three months ended June 30, 2016 increased 7.8% to $91.5 million from $84.8 million for the three months ended June 30, 2015. The increase in rental revenues was due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in the time utilization of the larger fleet. This increase in rental revenues was partially offset by a decrease in rental rates. We estimate that our rental rates decreased 1.1%, as compared to the three months ended June 30, 2015. For the three months ended June 30, 2016, the average OEC of our rental fleet increased by 7.1% to $816.7 million from $762.4 million at June 30, 2015, as a result of capital expenditures. Time utilization for the three months ended June 30, 2016 increased slightly to 68.0% from 67.1% for the three months ended June 30, 2015 primarily due to improved time utilization in our oil and gas markets compared to the prior year.

Equipment Sales.     Equipment sales for the three months ended June 30, 2016 decreased 20.0% to $4.9 million from $6.2 million for the three months ended June 30, 2015. The decrease in equipment sales revenues was primarily due to decreased volume of sales of used equipment.
Parts and Service.     Revenues from the sales of parts and service remained relatively consistent at $3.2 million for the three months ended June 30, 2016.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment decreased 27.0% to $3.0 million for the three months ended June 30, 2016 from $4.1 million for the three months ended June 30, 2015. The decrease in costs associated with the sale of rental equipment was due primarily to the decrease in equipment sales for the three months ended June 30, 2016. This decrease was partially offset by an increase in used equipment sales gross profit. Gross profit margin on used equipment sales for the three months ended June 30, 2016 increased to 40.0% from 34.3% for the three months ended June 30, 2015, primarily as a result of the mix of equipment sold.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 7.3% to $22.8 million for the three months ended June 30, 2016 from $21.2 million for the three months ended June 30, 2015. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 24.9% for the three months ended June 30, 2016 and was 25.0% for the three months ended June 30, 2015.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 11.1% to $21.7 million for the three months ended June 30, 2016 from $19.5 million for the three months ended June 30, 2015. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses, rental split expenses and insurance expenses, partially offset by a decrease in repair costs and fuel expenses. As a percentage of rental revenues, cost of rental revenues increased to 23.7% for the three months ended June 30, 2016 from 23.0% for the three months ended June 30, 2015.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues remained relatively consistent at $1.8 million for the three months ended June 30, 2016.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 30, 2016 increased $0.9 million, or 4.1%, to $23.4 million from $22.5 million for the three months ended June 30, 2015. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $1.3 million primarily as a result of higher headcount, salaries and payroll taxes. Rent and software licensing expenses also increased while public company expenses decreased $1.1 million year over year. As a percentage of total revenues, selling, general and administrative expenses decreased to 23.5% for the three months ended June 30, 2016 from 23.8% for the three months ended June 30, 2015.
Other Depreciation and Amortization.    Other depreciation and amortization expense decreased 2.4% to $2.6 million for the three months ended June 30, 2016 from $2.7 million for the three months ended June 30, 2015. The decrease was primarily due to a decrease in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the three months ended June 30, 2016 decreased 2.6% to $10.5 million from $10.8 million for the three months ended June 30, 2015. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate of our Revolving Credit Facility in addition to a decrease in the balance outstanding on our Second Lien Loan.

Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the three months ended June 30, 2016 was a $0.3 million increase to the liability primarily due to changes in estimated future payments. The Adjustment to Tax Receivable Agreement for the three months ended June 30, 2015 was a $3.4 million decrease in the liability due to the tax receivable agreement amendment and changes in estimated future payments.

Loss on Interest Rate Swap. Loss on interest rate swap for the three months ended June 30, 2016 was $1.8 million and included $1.6 million of unrealized losses on the Interest Rate Swap related to the change in fair value and $0.2 million of settlement payments made. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. There was a gain on the Interest Rate Swap of $1.0 million for the three months ended June 30, 2015. The gain consisted of $1.1 million of unrealized gains on the Interest Rate Swap related to the change in fair value offset by $0.1 million for the settlement payments made.
Amortization of Debt Issue Costs.    Amortization of debt issue costs remained relatively consistent at $0.4 million for the three months ended June 30, 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table illustrates our operating activity for the six months ended June 30, 2016 and the six months ended June 30, 2015.

	Six Months Ended June 30,
	2016	2015	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$172,651	$158,961	8.6
Equipment sales	10,043	12,961	(22.5)
Parts and service	6,550	6,391	2.5
Total revenues	189,244	178,313	6.1
Cost of revenues
Cost of equipment sold	6,074	8,390	(27.6)
Depreciation of rental equipment	44,926	40,727	10.3
Cost of rental revenues	41,608	37,370	11.3
Cost of parts and service	3,604	3,570	1.0
Total cost of revenues	96,212	90,057	6.8
Gross profit	93,032	88,256	5.4
Other operating expenses
Selling, general and administrative expenses	47,909	44,758	7.0
Other depreciation and amortization	5,335	5,118	4.2
Total other operating expenses	53,244	49,876	6.8
Income from operations	39,788	38,380	3.7
Other expenses (income)
Interest expense	21,125	21,267	(0.7)
Adjustment to tax receivable agreement	676	(2,887)	nm
Loss (gain) on interest rate swap	6,482	(119)	nm
Amortization of debt issue costs	765	752	1.7
Total other expenses (income)	29,048	19,013	52.8
Income before income taxes	10,740	19,367	(44.5)
Provision for income taxes	(1,222)	(1,345)	(9.1)
Net income	$9,518	$18,022	(47.2)
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the six months ended June 30, 2016 increased 6.1% to $189.2 million from $178.3 million for the six months ended June 30, 2015. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the six months ended June 30, 2016 increased 8.6% to $172.7 million from $159.0 million for the six months ended June 30, 2015. The increase in rental revenues was primarily due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in the time utilization of the larger fleet. This increase in rental revenues was partially offset by a decrease in rental rates. We estimate that our rental rates decreased 1.2%, as compared to the six months ended June 30, 2015. For the six months ended June 30, 2016, the average OEC of our rental fleet increased by 7.4% to $797.4 million from $742.3 million at June 30, 2015, as a result of increased capital expenditures. Time utilization for the six months ended June 30, 2016 increased to 66.6% from 65.4% for the six months ended June 30, 2015 primarily due to improved time utilization in our oil and gas markets compared to the prior year.

Equipment Sales.     Equipment sales for the six months ended June 30, 2016 decreased 22.5% to $10.0 million from $13.0 million for the six months ended June 30, 2015. The decrease in equipment sales revenues was primarily due to decreased sales volume of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the six months ended June 30, 2016 increased 2.5% to $6.6 million from $6.4 million for the six months ended June 30, 2015. The increase in these revenues for the six months ended June 30, 2016 was primarily due to increased parts, repair and fuel costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment decreased 27.6% to $6.1 million for the six months ended June 30, 2016 from $8.4 million for the six months ended June 30, 2015. The decrease in costs associated with the sale of rental equipment was due primarily to the decrease in equipment sales. This decrease was partially offset by an increase in used equipment sales gross profit. Gross profit margin on used equipment sales for the six months ended June 30, 2016 increased to 39.5% from 35.3% for the six months ended June 30, 2015, primarily as a result of the mix of equipment sold.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 10.3% to $44.9 million for the six months ended June 30, 2016 from $40.7 million for the six months ended June 30, 2015. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 26.0% for the six months ended June 30, 2016 and was 25.6% for the six months ended June 30, 2015.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 11.3% to $41.6 million for the six months ended June 30, 2016 from $37.4 million for the six months ended June 30, 2015. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses, repair costs and insurance expenses, partially offset by decreases in fuel and rental split expenses. As a percentage of rental revenues, cost of rental revenues increased to 24.1% for the six months ended June 30, 2016 from 23.5% for the six months ended June 30, 2015.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues remained relatively consistent at $3.6 million for the six months ended June 30, 2016.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 30, 2016 increased $3.2 million, or 7.0%, to $47.9 million from $44.8 million for the six months ended June 30, 2015. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $2.9 million primarily as a result of higher headcount, salaries and payroll taxes. Rent and bad debt expenses also increased while public company expenses decreased $1.2 million year over year. As a percentage of total revenues, selling, general and administrative expenses increased to 25.3% for the six months ended June 30, 2016 from 25.1% for the six months ended June 30, 2015.
Other Depreciation and Amortization.    Other depreciation and amortization expense increased 4.2% to $5.3 million for the six months ended June 30, 2016 from $5.1 million for the six months ended June 30, 2015. The increase was primarily due to an increase in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the six months ended June 30, 2016 decreased 0.7% to $21.1 million from $21.3 million for the six months ended June 30, 2015. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate of our Revolving Credit Facility in addition to a decrease in the balance outstanding on our Second Lien Loan.
Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the six months ended June 30, 2016 consisted of a $0.7 million increase to the liability primarily due to changes in estimated future payments. The Adjustment to Tax Receivable Agreement for the six months ended June 30, 2015 was a $2.9 million decrease in the liability due to the tax receivable agreement amendment and changes in estimated future payments.
Loss on Interest Rate Swap. Loss on interest rate swap for the six months ended June 30, 2016 was $6.5 million and included $6.2 million of unrealized losses on the Interest Rate Swap related to the change in fair value and $0.3 million of settlement payments made. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statements of operations. There was a gain on Interest Rate Swap of $0.1 million for the six months ended June 30, 2015. The gain consisted of $0.2 million of unrealized gains on Interest Rate Swap related to the change in fair value offset by $0.1 million for settlement payments made.
Amortization of Debt Issue Costs.    Amortization of debt issue costs remained relatively consistent at $0.8 million for the six months ended June 30, 2016.

Liquidity and Capital Resources
Overview
Our principal needs for liquidity historically have been for the purchase of rental fleet, other capital expenditures, including delivery vehicles, funding startup costs for new branch locations and debt service. These will be our principal liquidity needs going forward, in addition to payments under the Tax Receivable Agreement and any share repurchases we make in the future under our share repurchase program.
Our largest use of liquidity has been and will continue to be for the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the six months ended June 30, 2016 and 2015, our net capital expenditures totaled approximately $66.5 million and $98.1 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
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
For the six months ended June 30, 2016 and 2015, our net other capital expenditures totaled approximately $8.6 million and $10.1 million, respectively. We have historically financed these net other capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1,512,685 shares of Class A common stock for a total cost of $10.3 million, including commissions.
We may use liquidity going forward to make payments under the Tax Receivable Agreement. For the six months ended June 30, 2016, we did not make any payments under the Tax Receivable Agreement. We expect the actual payments under the Tax Receivable Agreement could vary depending on a number of factors.

As of December 31, 2015, our total leverage ratio was 3.90. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $3.3 million was made for the year ended December 31, 2015, during March 2016. The Company will determine whether any mandatory prepayments need to be made for the fiscal year ending December 31, 2016, after year end. Other than mandatory prepayments under the terms of our Second Lien Loan as of June 30, 2016, we are not required to make principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments and mandatory prepayments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of June 30, 2016, our principal sources of liquidity consisted of cash generated from operations, $0.3 million of cash and cash equivalents and availability of $201.2 million under our Revolving Credit Facility, subject to customary borrowing conditions. We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months; however, there can be no assurance that this will be the case. The borrowing capacity under our Revolving Credit Facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan. We were in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan as of June 30, 2016.

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

Cash Flows for the Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016, our operating activities provided net cash flow of $73.5 million as compared to $60.7 million for the six months ended June 30, 2015. Net income of $9.5 million when adjusted by various non-cash items, such as the gain on sale of equipment of $4.0 million, unrealized loss on interest rate swap of $6.2 million, adjustment to the tax receivable agreement of $0.7 million and depreciation of $49.7 million, resulted in net cash provided by operating activities of $73.5 million.
Cash used in investing activities was $75.2 million for the six months ended June 30, 2016 as compared to $108.2 million for the six months ended June 30, 2015. Cash used for the purchase of rental equipment was $76.6 million for the six months ended June 30, 2016, compared to $111.1 million for the six months ended June 30, 2015. We received $10.0 million in cash proceeds from the sale of equipment for the six months ended June 30, 2016 compared to $13.0 million for the six months ended June 30, 2015.
Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2016, compared to $47.5 million provided by financing activities for the six months ended June 30, 2015. The decrease in cash from financing activities was primarily due to additional debt issue costs for the Revolving Credit Facility amendment, repurchases of Class A common stock made during the six months ended June 30, 2016, the Second Lien Loan prepayment and a decrease of net borrowings under the Revolving Credit Facility as compared to prior year.

Revolving Credit Facility
On October 1, 2010, certain of our subsidiaries entered into the Revolving Credit Facility with a syndicate of banks and financial institutions including Bank of America, N.A. and Wells Fargo Capital Finance, LLC as the co-collateral agents. Bank of America, N.A. is the agent, swing-line lender and letter of credit issuer. The Revolving Credit Facility was amended and restated on November 20, 2013, amended on June 9, 2014 as part of a refinancing and further amended and restated on February 25, 2016.
The Revolving Credit Facility provides $475.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of June 30, 2016, the borrowing base under the Revolving Credit Facility was $475.0 million. The Revolving Credit Facility matures on February 25, 2021. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus (a) 200 basis points if the average availability for the period is less than $125.0 million, (b) 175 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (c) 150 basis points if the average availability for the period is greater than $225.0 million. The base rate loans bear interest at the sum of (a) (i) 100 basis points if the average availability for the period is less than $125.0 million, (ii) 75 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (iii) 50 basis points if the average availability for the period is greater than $225.0 million plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.375% if less than 50% of the daily average unused portion under the Revolving Credit Facility is utilized and 0.250% if 50% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $47.5 million as of June 30, 2016, which require us to maintain (i) a consolidated total leverage ratio of not more than 5.00 to 1.00 for each fiscal quarter ended during the period from February 25, 2016 through and including December 31, 2016, stepping down to 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2017 through and including December 31, 2017, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from January 1, 2018 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of June 30, 2016, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $201.2 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
Second Lien Loan
Our subsidiary, Neff Rental LLC, incurred the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given that LIBOR currently is less than 1.00%, our interest rate as of June 30, 2016 under the Second Lien Loan was 7.25% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 31, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period. Additionally, we must make mandatory prepayments of principal on the Second Lien Loan if we receive net cash proceeds from asset sales (as defined in the Second Lien Loan) or the issuance or incurrence of indebtedness (except for permitted refinancing debt as defined in the Second Lien Loan).
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
We have entered into an amendment to our Second Lien Loan to, among other things, reflect the changes in our structure as a result of the Organizational Transactions. We prepaid $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO on November 26, 2014 and paid approximately $1.9 million in prepayment premiums in connection with that prepayment. On March 17, 2016, we paid a mandatory prepayment of $3.3 million, equal to 25% of our excess cash flow for the year ended December 31, 2015. As of June 30, 2016, the balance outstanding on the Second Lien Loan was $473.8 million, net of unamortized original issue discount of $1.9 million.
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2016, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2015 10-K for the year ended December 31, 2015, for which there were no material changes.
Recent Accounting Pronouncements
See Note 2 of our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for recently issued accounting pronouncements applicable to us and the effect of those standards on our consolidated financial statements and related disclosures.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility and Second Lien Loan. All outstanding indebtedness under the Revolving Credit Facility and Second Lien Loan (subject to LIBOR floor) bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility and Second Lien Loan would result in a change of $0.7 million and $1.2 million, respectively, to our interest expense on an annual basis based on borrowings outstanding as of June 30, 2016.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about acquisitions of Neff Corporation's Class A common stock by Neff Corporation during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
April 1, 2016 to April 30, 2016	278,706	$7.55	278,706	$16,761,996
May 1, 2016 to May 31, 2016	219,085	8.81	219,085	14,832,601
June 1, 2016 to June 30, 2016	13,800	9.00	13,800	14,708,410
Total	511,591	$8.13	511,591	$14,708,410

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

NEFF CORPORATION
Date:	July 29, 2016	By:	/s/ Graham Hood
Graham Hood Chief Executive Officer and Director (Principal Executive Officer)
Date:	July 29, 2016	By:	/s/ Mark Irion
Mark Irion Chief Financial Officer