Form 10-Q
period 2016-09-30
Neff Corp
filed 2016-10-26
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 19, 2016, the number of shares of Class A common stock outstanding was 8,911,965 and the number of shares of Class B common stock outstanding was 14,951,625.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$839	$289
Accounts receivable, net of allowance for doubtful accounts of $2,057 in 2016 and $2,508 in 2015	64,478	70,328
Inventories	1,843	1,766
Rental equipment, net	478,103	457,470
Property and equipment, net	36,177	33,473
Prepaid expenses and other assets	16,575	14,488
Goodwill	60,644	60,599
Intangible assets, net	14,513	15,314
Total assets	$673,172	$653,727

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$9,844	$18,948
Accrued expenses and other liabilities	37,521	31,412
Revolving credit facility	260,000	253,600
Second lien loan, net of original issue discount	473,843	476,966
Payable pursuant to tax receivable agreement	31,032	29,133
Deferred tax liability, net	11,099	9,458
Total liabilities	823,339	819,517

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 8,911,965 and 10,380,781 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	89	104
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of September 30, 2016 and December 31, 2015	150	150
Additional paid-in capital	(119,222)	(112,058)
Retained earnings	22,522	17,190
Total stockholders' deficit	(96,461)	(94,614)
Non-controlling interest	(53,706)	(71,176)
Total stockholders' deficit and non-controlling interest	(150,167)	(165,790)
Total liabilities and stockholders' deficit and non-controlling interest	$673,172	$653,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
Revenues
Rental revenues	$95,770	$90,532
Equipment sales	6,264	5,559
Parts and service	3,433	3,333
Total revenues	105,467	99,424
Cost of revenues
Cost of equipment sold	4,152	3,474
Depreciation of rental equipment	21,912	21,553
Cost of rental revenues	23,311	21,186
Cost of parts and service	2,067	1,964
Total cost of revenues	51,442	48,177
Gross profit	54,025	51,247
Other operating expenses
Selling, general and administrative expenses	24,937	22,852
Other depreciation and amortization	2,158	2,678
Total other operating expenses	27,095	25,530
Income from operations	26,930	25,717
Other expenses (income)
Interest expense	10,620	10,907
Adjustment to tax receivable agreement	1,223	411
(Gain) loss on interest rate swap	(1,049)	4,216
Amortization of debt issue costs	380	392
Total other expenses (income)	11,174	15,926
Income before income taxes	15,756	9,791
Provision for income taxes	(2,334)	(347)
Net income	13,422	9,444
Less: net income attributable to non-controlling interest	10,558	6,238
Net income attributable to Neff Corporation	$2,864	$3,206

Net income attributable to Neff Corporation per share of Class A common stock outstanding:
Basic	$0.32	$0.31
Diluted	$0.31	$0.27
Weighted average shares of Class A common stock outstanding:
Basic	8,980	10,494
Diluted	9,355	12,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Revenues
Rental revenues	$268,421	$249,493
Equipment sales	16,307	18,520
Parts and service	9,983	9,724
Total revenues	294,711	277,737
Cost of revenues
Cost of equipment sold	10,226	11,864
Depreciation of rental equipment	66,838	62,280
Cost of rental revenues	64,919	58,556
Cost of parts and service	5,671	5,534
Total cost of revenues	147,654	138,234
Gross profit	147,057	139,503
Other operating expenses
Selling, general and administrative expenses	72,846	67,610
Other depreciation and amortization	7,493	7,796
Total other operating expenses	80,339	75,406
Income from operations	66,718	64,097
Other expenses (income)
Interest expense	31,745	32,174
Adjustment to tax receivable agreement	1,899	(2,476)
Loss on interest rate swap	5,433	4,097
Amortization of debt issue costs	1,145	1,144
Total other expenses (income)	40,222	34,939
Income before income taxes	26,496	29,158
Provision for income taxes	(3,556)	(1,692)
Net income	22,940	27,466
Less: net income attributable to non-controlling interest	17,608	15,912
Net income attributable to Neff Corporation	$5,332	$11,554

Net income attributable to Neff Corporation per share of Class A common stock outstanding:
Basic	$0.56	$1.10
Diluted	$0.55	$0.96
Weighted average shares of Class A common stock outstanding:
Basic	9,508	10,484
Diluted	9,633	12,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Cash Flows from Operating Activities
Net income	$22,940	$27,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,528	69,111
Amortization of debt issue costs	1,145	1,144
Amortization of intangible assets	803	965
Amortization of original issue discount	226	185
Gain on sale of equipment	(6,081)	(6,656)
Provision for bad debt	1,707	1,431
Equity-based compensation	1,509	901
Deferred income taxes	3,396	2,085
Adjustment to tax receivable agreement	1,899	(2,476)
Unrealized loss on interest rate swap	4,785	3,852
Changes in operating assets and liabilities:
Accounts receivable	4,143	4,075
Inventories, prepaid expenses and other assets	(1,786)	147
Accounts payable	(1,093)	(1,271)
Accrued expenses and other liabilities	3,861	(1,270)
Net cash provided by operating activities	110,982	99,689
Cash Flows from Investing Activities
Purchases of rental equipment	(107,506)	(138,959)
Proceeds from sale of equipment	16,307	18,520
Purchases of property and equipment	(10,133)	(11,742)
Net cash used in investing activities	(101,332)	(132,181)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(109,537)	(95,239)
Borrowings under revolving credit facility	115,937	128,039
Debt issue costs	(1,570)	—
Common stock repurchases	(10,443)	—
Second Lien Loan prepayment	(3,349)	—
Distribution to member	(138)	—
Payment of costs directly associated with the issuance of Class A common stock	—	(283)
Net cash (used in) provided by financing activities	(9,100)	32,517
Net increase in cash and cash equivalents	550	25
Cash and cash equivalents, beginning of period	289	207
Cash and cash equivalents, end of period	$839	$232

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$31,971	$32,190
Cash paid for interest rate swap settlements	648	245
Non-Cash Investing Activities
Purchases of rental equipment included in accounts payable and other accrued liabilities at period end	$8,955	$7,967

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
NOTE 2—BASIS OF PRESENTATION
Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s balance sheets as of September 30, 2016 and December 31, 2015, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and the cash flows for the nine months ended September 30, 2016 and 2015. Interim results may not be indicative of full year performance. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the 2015 10-K.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers critical accounting estimates to be those that require more significant judgments in the preparation of the unaudited condensed consolidated financial statements including those related to depreciation, income taxes, self-insurance reserves, goodwill and intangible assets and amounts payable pursuant to the tax receivable agreement, as amended ("Tax Receivable Agreement") (Note 3). Management relies on historical experience and other assumptions, believed to be reasonable under the circumstances, in making its judgments and estimates. Actual results could differ from those judgments and estimates.

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
Recently Issued Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the nine months ended September 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of Emerging Issues Task Force), ("ASU 2016-15") to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. This guidance is effective for private companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 and requires application on a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects to adopt this guidance when effective for private companies and does not expect this guidance to have a significant impact on the Company's financial statements.

NOTE 3—NON-CONTROLLING INTEREST

Neff Corporation is the sole managing member of Neff Holdings. As a result, Neff Corporation operates and controls all of the business and affairs of Neff Holdings while owning a 37.3% minority economic interest in Neff Holdings. Neff Corporation consolidates the financial results of Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, and records a non-controlling interest for the remaining 62.7% economic interest in Neff Holdings held by Wayzata. On a stand alone basis, Neff Corporation's only sources of cash flow from operations are distributions from Neff Holdings. Net income attributable to the non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in Neff Holdings held by the non-controlling unitholders. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the carryover basis of Wayzata's capital account in Neff Holdings. Non-controlling interest is adjusted to reflect the distributions to and income allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of September 30, 2016	14,951,625	8,911,965	23,863,590
	62.7%	37.3%	100.0%

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of December 31, 2015	14,951,625	10,380,781	25,332,406
	59.0%	41.0%	100.0%

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

On August 15, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on September 9, 2016.  Under this shelf registration statement, Wayzata Opportunities Fund II, L.P. and Wayzata Opportunities Fund Offshore II, L.P. may sell in the aggregate up to 14,951,625 shares of the Company's Class A Common Stock that may be issued to them pursuant to the redemption or exchange for the common units of Neff Holdings that they currently own.

The following table summarizes the activity in non-controlling interest from December 31, 2015 to September 30, 2016 (in thousands):

Balance of non-controlling interest as of December 31, 2015	$(71,176)
Net income attributable to non-controlling interest	17,608
Distribution to member	(138)
Balance of non-controlling interest as of September 30, 2016	$(53,706)

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), Neff Holdings does not incur significant federal or state and local income taxes, as these taxes are primarily the obligations of the members of Neff Holdings. As authorized by the Neff Holdings LLC agreement, Neff Holdings is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of Neff Holdings' earnings. During the nine months ended September 30, 2016, Neff Holdings' distributed $0.1 million for a tax liability attributable to a Wayzata fund.

Payable Pursuant to the Tax Receivable Agreement

As of September 30, 2016, the Company recorded a liability of $31.0 million, representing the estimated payments due to Wayzata and certain members of management of Neff Holdings and certain non-executive members of its board of managers (collectively, the "Prior LLC Owners") under the Tax Receivable Agreement with the Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of the pro rata share of such items. The liability as of September 30, 2016 increased by $1.9 million from December 31, 2015, due to changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to Wayzata, resulting from the sale of equipment that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The Company expects these changes from the special allocation of gain will likely occur quarterly.

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the nine months ended September 30, 2016.

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

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, including vested restricted stock units ("RSUs"). Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the dilutive effect of potential common shares outstanding during the period. For RSUs with performance-

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - EARNINGS PER SHARE (Continued)

based vesting, no common equivalent shares are included in the computation of diluted earnings per share until the related performance criteria have been met. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Neff Corporation	$2,864	$3,206	$5,332	$11,554
Denominator for net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	8,980	10,494	9,508	10,484
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding, diluted	9,355	12,048	9,633	12,038
Earnings per share of Class A common stock:
Net income attributable to Neff Corporation per share of Class A common stock, basic	$0.32	$0.31	$0.56	$1.10
Net income attributable to Neff Corporation per share of Class A common stock, diluted	$0.31	$0.27	$0.55	$0.96

Potentially dilutive stock options representing a total of 0.7 million shares of Class A common stock for the three and nine months ended September 30, 2016 were excluded from the computation of diluted weighted average shares outstanding due to their anti-dilutive effect.

In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent on market conditions. During the nine months ended September 30, 2016, the Company repurchased 1.5 million shares of Class A common stock for $10.5 million, including commissions. At September 30, 2016, there were approximately $13.7 million in remaining funds authorized under this program. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

The shares of Class B common stock outstanding do not participate in the earnings of Neff Corporation and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

NOTE 5—INTANGIBLE ASSETS
The carrying amount and accumulated amortization of intangible assets as of September 30, 2016 and December 31, 2015, consisted of the following (in thousands, except as noted):

		September 30, 2016
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(10,328)	3,659
Total intangible assets		$24,841	$(10,328)	$14,513

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
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at September 30, 2016	$10,328
Estimated amortization expense for:
Remainder of 2016	269
2017	877
2018	719
2019	589
2020	483
2021 through 2022	722
Total	$13,987
Amortization expense related to the customer list was $0.3 million for the three months ended September 30, 2016 and 2015. Amortization expense related to the customer list was $0.8 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.
NOTE 6—DEBT
Debt consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands, except percent data):

	September 30, 2016	December 31, 2015
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.0% to LIBOR plus up to 2.0% (2.38% at September 30, 2016)	$260,000	$253,600
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized discount of $1,808 in 2016 and $2,034 in 2015 (7.25% at September 30, 2016)	473,843	476,966
Total indebtedness	$733,843	$730,566
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

As of September 30, 2016, Neff Rental LLC and Neff LLC (subsidiaries of Neff Holdings) had an outstanding balance of $260.0 million under the senior secured revolving credit facility (the "Revolving Credit Facility"). Neff Rental LLC had $475.7 million of the second lien term loans (the "Second Lien Loan") outstanding as of September 30, 2016.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)
Accumulated amortization at September 30, 2016 for debt issue costs was $4.7 million and $1.4 million for the Revolving Credit Facility and Second Lien Loan, respectively. Accumulated amortization at December 31, 2015 for debt issue costs was $4.1 million and $0.9 million for the Revolving Credit Facility and Second Lien Loan, respectively.

The Revolving Credit Facility and the Second Lien Loan credit agreements contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $47.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Loan credit agreements as of September 30, 2016.
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

The Company had $3.9 million and $3.7 million in outstanding letters of credit at September 30, 2016 and December 31, 2015, respectively, that were primarily associated with its insurance coverage. As of September 30, 2016, total availability under the Revolving Credit Facility was $210.7 million.
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

For the three months ended September 30, 2016 and 2015, the Company recognized equity-based compensation expense of $0.4 million and $0.2 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized equity-based compensation expense of $1.5 million and $0.9 million, respectively. Each Common Unit held by Wayzata or acquired by individuals upon exercise of existing options granted by Neff Holdings will be redeemable, at the election of such member, for, at Neff Corporation's option, newly issued shares of Neff Corporation's Class A common stock on a 1-for-1 basis or for a cash payment equal to the market price of one share of Neff Corporation's Class A common stock.

The following table summarizes equity-based compensation activity for the nine months ended September 30, 2016 (in thousands):

	Neff Corporation		Neff Holdings
	RSUs	Options	Options
Balance as of January 1, 2016	243	696	1,265
Granted	—	—	—
Exercised	(44)	—	—
Forfeited	—	—	—
Balance as of September 30, 2016	199	696	1,265

Vested	—	72	1,265
Unvested	199	624	—
Total	199	696	1,265

At September 30, 2016, there were 0.5 million additional shares of Class A common stock available for the Company to grant under the 2014 Incentive Plan.

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
For the three months ended September 30, 2016, the Company recognized a gain on the Interest Rate Swap of $1.0 million which consisted of $1.4 million of unrealized gains related to the change in fair value of the Interest Rate Swap and a $0.4 million realized loss for the settlement payments made. For the three months ended September 30, 2015, the Company recognized a loss on the Interest Rate Swap of $4.2 million which consisted of $4.1 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.1 million realized loss for the settlement payments made.
For the nine months ended September 30, 2016, the Company recognized a loss on the Interest Rate Swap of $5.4 million which consisted of $4.8 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.6 million related loss for the settlement payments made. For the nine months ended September 30, 2015, the Company recognized a loss on the Interest Rate Swap of $4.1 million which consisted of $3.9 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.2 million realized loss for the settlement payments made.
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	Gain Recognized in Earnings (a)	Loss Recognized in Earnings(a)	Loss Recognized in Earnings (a)	Loss Recognized in Earnings(a)
Interest Rate Swap	$(1,049)	$4,216	$5,433	$4,097

	September 30, 2016	December 31, 2015
	Fair Value of Derivative Liability(b)	Fair Value of Derivative Liability(b)
Interest Rate Swap (Note 9)	$6,665	$1,880

(a)	Classified in Other expenses (income)—(Gain) loss on interest rate swap

(b)	Classified in Liabilities—Accrued expenses and other liabilities
NOTE 9—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximate carrying value as of September 30, 2016 and December 31, 2015, as variable interest rates approximate market rates. The Company has classified these instruments in Level 2 of the fair value hierarchy as described below.

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
The FASB has established a framework for measuring fair value and requires that assets and liabilities measured at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
The following table provides fair value measurement information of the Company's financial liability measured on a recurring basis as of September 30, 2016 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap Liability	$—	$6,665	$—
There were no transfers into or out of Level 1, 2 or 3 during the nine months ended September 30, 2016 and 2015.
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
The Company's estimated annual effective tax rate for the year ended December 31, 2016 is expected to be 16.2% before discrete items. The Company's consolidated effective tax rate for the nine months ended September 30, 2016, inclusive of discrete items is 13.4%. The 2.8% difference in these rates is primarily attributable to a benefit related to the special allocation of gain, to Wayzata, resulting from the sale of equipment that had a built in gain at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code (Note 3) reduced by the deferred tax impact resulting from the reduction of Neff Corporation's interest in Neff Holdings.

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
ASSETS

Cash and cash equivalents	$839	$—	$—	$—	$—	$839
Accounts receivable, net	64,478	—	—	—	—	64,478
Inventories	1,843	—	—	—	—	1,843
Rental equipment, net	478,103	—	—	—	—	478,103
Property and equipment, net	36,177	—	—	—	—	36,177
Prepaid expenses and other assets	16,575	—	—	—	—	16,575
Goodwill	60,644	—	—	—	—	60,644
Investment in subsidiary	—	95,662	95,662	168,099	(359,423)	—
Intercompany	6,488	—	—	(6,488)	—	—
Intangible assets, net	14,513	—	—	—	—	14,513
Total assets	$679,660	$95,662	$95,662	$161,611	$(359,423)	$673,172

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$9,844	$—	$—	$—	$—	$9,844
Accrued expenses and other liabilities	37,521	—	—	—	—	37,521
Revolving credit facility	260,000	—	—	—	—	260,000
Second lien loan, net	473,843	—	—	—	—	473,843
Payable pursuant to tax receivable agreement	—	—	—	31,032	—	31,032
Deferred tax liability, net	—	—	—	11,099	—	11,099
Total liabilities	$781,208	$—	$—	$42,131	$—	$823,339

Stockholders' deficit / members' deficit
Class A Common Stock	$—	$—	$—	$89	$—	$89
Class B Common Stock	—	—	—	150	—	150
Additional paid-in capital	—	—	—	26,921	(146,143)	(119,222)
Retained earnings	—	—	—	22,522	—	22,522
Members' deficit	(197,210)	—	—	—	197,210	—
Accumulated surplus	95,662	95,662	95,662	—	(286,986)	—
Total stockholders' deficit / members' deficit	(101,548)	95,662	95,662	49,682	(235,919)	(96,461)
Non-controlling interest	—	—	—	69,798	(123,504)	(53,706)
Total stockholders' deficit / members' deficit and non-controlling interest	(101,548)	95,662	95,662	119,480	(359,423)	(150,167)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$679,660	$95,662	$95,662	$161,611	$(359,423)	$673,172

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

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$95,770	$—	$—	$—	$—	$95,770
Equipment sales	6,264	—	—	—	—	6,264
Parts and service	3,433	—	—	—	—	3,433
Total revenues	105,467	—	—	—	—	105,467
Cost of revenues
Cost of equipment sold	4,152	—	—	—	—	4,152
Depreciation of rental equipment	21,912	—	—	—	—	21,912
Cost of rental revenues	23,311	—	—	—	—	23,311
Cost of parts and service	2,067	—	—	—	—	2,067
Total cost of revenues	51,442	—	—	—	—	51,442
Gross profit	54,025	—	—	—	—	54,025
Other operating expenses
Selling, general and administrative expenses	24,937	—	—	—	—	24,937
Other depreciation and amortization	2,158	—	—	—	—	2,158
Total other operating expenses	27,095	—	—	—	—	27,095
Income from operations	26,930	—	—	—	—	26,930
Other expenses (income)
Interest expense	10,620	—	—	—	—	10,620
Adjustment to tax receivable agreement	—	—	—	1,223	—	1,223
Gain on interest rate swap	(1,049)	—	—	—	—	(1,049)
Amortization of debt issue costs	380	—	—	—	—	380
Total other expenses (income)	9,951	—	—	1,223	—	11,174
Income (loss) before income taxes	16,979	—	—	(1,223)	—	15,756
Equity earnings in subsidiaries	—	16,869	16,869	6,311	(40,049)	—
Provision for income taxes	(110)	—	—	(2,224)	—	(2,334)
Net income	16,869	16,869	16,869	2,864	(40,049)	13,422
Less: net income attributable to non-controlling interest	—	—	10,558	—	—	10,558
Net income attributable to Neff Corporation	$16,869	$16,869	$6,311	$2,864	$(40,049)	$2,864

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

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$268,421	$—	$—	$—	$—	$268,421
Equipment sales	16,307	—	—	—	—	16,307
Parts and service	9,983	—	—	—	—	9,983
Total revenues	294,711	—	—	—	—	294,711
Cost of revenues
Cost of equipment sold	10,226	—	—	—	—	10,226
Depreciation of rental equipment	66,838	—	—	—	—	66,838
Cost of rental revenues	64,919	—	—	—	—	64,919
Cost of parts and service	5,671	—	—	—	—	5,671
Total cost of revenues	147,654	—	—	—	—	147,654
Gross profit	147,057	—	—	—	—	147,057
Other operating expenses
Selling, general and administrative expenses	72,846	—	—	—	—	72,846
Other depreciation and amortization	7,493	—	—	—	—	7,493
Total other operating expenses	80,339	—	—	—	—	80,339
Income from operations	66,718	—	—	—	—	66,718
Other expenses
Interest expense	31,745	—	—	—	—	31,745
Adjustment to tax receivable agreement	—	—	—	1,899	—	1,899
Loss on interest rate swap	5,433	—	—	—	—	5,433
Amortization of debt issue costs	1,145	—	—	—	—	1,145
Total other expenses	38,323	—	—	1,899	—	40,222
Income (loss) before income taxes	28,395	—	—	(1,899)	—	26,496
Equity earnings in subsidiaries	—	28,235	28,235	10,627	(67,097)	—
Provision for income taxes	(160)	—	—	(3,396)	—	(3,556)
Net income	28,235	28,235	28,235	5,332	(67,097)	22,940
Less: net income attributable to non-controlling interest	—	—	17,608	—	—	17,608
Net income attributable to Neff Corporation	$28,235	$28,235	$10,627	$5,332	$(67,097)	$5,332

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

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$28,235	$28,235	$28,235	$5,332	$(67,097)	$22,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,528	—	—	—	—	73,528
Amortization of debt issue costs	1,145	—	—	—	—	1,145
Amortization of intangible assets	803	—	—	—	—	803
Amortization of original issue discount	226	—	—	—	—	226
Gain on sale of equipment	(6,081)	—	—	—	—	(6,081)
Provision for bad debt	1,707	—	—	—	—	1,707
Equity-based compensation	1,509	—	—	—	—	1,509
Deferred income taxes	—	—	—	3,396	—	3,396
Adjustment to tax receivable agreement	—	—	—	1,899	—	1,899
Unrealized loss on interest rate swap	4,785	—	—	—	—	4,785
Equity earnings in subsidiaries	—	(28,235)	(28,235)	(10,627)	67,097	—
Changes in operating assets and liabilities:
Accounts receivable	4,143	—	—	—	—	4,143
Inventories, prepaid expenses and other assets	(1,786)	—	—	—	—	(1,786)
Accounts payable	(1,093)	—	—	—	—	(1,093)
Accrued expenses and other liabilities	3,861	—	—	—	—	3,861
Net cash provided by operating activities	110,982	—	—	—	—	110,982
Cash Flows from Investing Activities
Purchases of rental equipment	(107,506)	—	—	—	—	(107,506)
Proceeds from sale of equipment	16,307	—	—	—	—	16,307
Purchases of property and equipment	(10,133)	—	—	—	—	(10,133)
Net cash used in investing activities	(101,332)	—	—	—	—	(101,332)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(109,537)	—	—	—	—	(109,537)
Borrowings under revolving credit facility	115,937	—	—	—	—	115,937
Debt issue costs	(1,570)	—	—	—	—	(1,570)
Common stock repurchases	—	—	—	(10,443)	—	(10,443)
Common unit sales/repurchases	(10,443)	—	—	10,443	—	—
Second Lien Loan prepayment	(3,349)	—	—	—	—	(3,349)
Distribution to member	(138)	—	—	—	—	(138)
Intercompany	2	—	—	(2)	—	—
Net cash used in financing activities	(9,098)	—	—	(2)	—	(9,100)
Net increase (decrease) in cash and cash equivalents	552	—	—	(2)	—	550
Cash and cash equivalents, beginning of period	287	—	—	2	—	289
Cash and cash equivalents, end of period	$839	$—	$—	$—	$—	$839

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
Financial Highlights
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, a focus on operating leverage and margin expansion. In particular, we have focused on maximizing returns from improving construction activity in the markets we operate in by increasing rental revenues and by increasing the amount of rental equipment in our existing network of 68 branch locations. While our net income decreased 16.5% to $22.9 million for the nine months ended September 30, 2016 as compared to the prior year, our Adjusted EBITDA (as defined below) increased 5.2% to $143.9 million for the nine months ended September 30, 2016 as compared to the prior year.

"EBITDA" is defined as net income plus interest expense, provision for income taxes, depreciation of rental equipment, other depreciation and amortization and amortization of debt issue costs. "Adjusted EBITDA" is defined as EBITDA further adjusted to give effect to other items that we do not consider to be indicative of our ongoing operations, including for the periods presented rental split expense, equity-based compensation, adjustment to tax receivable agreement and (gain) loss on interest rate swap. EBITDA and Adjusted EBITDA are not measures of performance in accordance with US GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with US GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of cash flow for management's discretionary use, as they exclude certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this quarterly report on Form 10-Q is appropriate because securities analysts, investors and other interested parties use these non-US GAAP financial measures as important measures of assessing our operating performance across periods on a consistent basis. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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
The following table reconciles EBITDA and Adjusted EBITDA to our net income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands of dollars)
Net income	$13,422	$9,444	$22,940	$27,466
Interest expense	10,620	10,907	31,745	32,174
Provision for income taxes	2,334	347	3,556	1,692
Depreciation of rental equipment	21,912	21,553	66,838	62,280
Other depreciation and amortization	2,158	2,678	7,493	7,796
Amortization of debt issue costs	380	392	1,145	1,144
EBITDA	50,826	45,321	133,717	132,552
Rental split expense(a)	496	662	1,342	1,765
Equity-based compensation(b)	411	227	1,509	901
Adjustment to tax receivable agreement(c)	1,223	411	1,899	(2,476)
(Gain) loss on interest rate swap(d)	(1,049)	4,216	5,433	4,097
Adjusted EBITDA	$51,907	$50,837	$143,900	$136,839

(a)
Represents cash payments made to suppliers of equipment in connection with rental split expense, which payments are credited against the purchase price of the applicable equipment if the Company elects to purchase that equipment. See "—Results of Operations" for a discussion of rental split expense.

(b)	Represents non-cash equity-based compensation expense recorded in the periods presented in accordance with US GAAP.

(c)	Represents adjustment to tax receivable agreement related to changes in estimates used in the calculation of the tax receivable agreement.

(d)	Represents (gain) loss on interest rate swap related to adjustments to fair value.

Company Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase Common Units in Neff Holdings which was wholly owned by private investment funds managed by Wayzata prior to the IPO. In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1.6 million shares of Class A common stock for a total cost of $11.3 million, including commissions.

The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the consolidated results of the Company.
Neff Corporation, is the sole managing member of Neff Holdings and owns Common Units of Neff Holdings representing a 37.3% equity interest in Neff Holdings, as of September 30, 2016. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.

Wayzata retains Common Units in Neff Holdings representing a collective 62.7% economic interest and a non-controlling interest in Neff Holdings, and we reflect Wayzata's collective economic interest as a non-controlling interest in our unaudited condensed consolidated financial statements. As a result, net income attributable to us, after excluding the non-controlling interest of Wayzata, represents 37.3% of Neff Holdings' net income and our only material asset is our corresponding 37.3% economic interest and controlling interest in Neff Holdings. Neff Corporation is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table illustrates our operating activity for the three months ended September 30, 2016 and the three months ended September 30, 2015.

	Three Months Ended September 30,
	2016	2015	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$95,770	$90,532	5.8
Equipment sales	6,264	5,559	12.7
Parts and service	3,433	3,333	3.0
Total revenues	105,467	99,424	6.1
Cost of revenues
Cost of equipment sold	4,152	3,474	19.5
Depreciation of rental equipment	21,912	21,553	1.7
Cost of rental revenues	23,311	21,186	10.0
Cost of parts and service	2,067	1,964	5.2
Total cost of revenues	51,442	48,177	6.8
Gross profit	54,025	51,247	5.4
Other operating expenses
Selling, general and administrative expenses	24,937	22,852	9.1
Other depreciation and amortization	2,158	2,678	(19.4)
Total other operating expenses	27,095	25,530	6.1
Income from operations	26,930	25,717	4.7
Other expenses (income)
Interest expense	10,620	10,907	(2.6)
Adjustment to tax receivable agreement	1,223	411	nm
(Gain) loss on interest rate swap	(1,049)	4,216	nm
Amortization of debt issue costs	380	392	(3.1)
Total other expenses (income)	11,174	15,926	(29.8)
Income before income taxes	15,756	9,791	60.9
Provision for income taxes	(2,334)	(347)	nm
Net income	13,422	9,444	42.1
Less: net income attributable to non-controlling interest	10,558	6,238	69.3
Net income attributable to Neff Corporation	$2,864	$3,206	(10.7)
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the three months ended September 30, 2016 increased 6.1% to $105.5 million from $99.4 million for the three months ended September 30, 2015. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the three months ended September 30, 2016 increased 5.8% to $95.8 million from $90.5 million for the three months ended September 30, 2015. The increase in rental revenues was due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet partially offset by a decrease in the time utilization of the larger fleet and a decrease in rental rates. We estimate that our rental rates decreased 0.2%, as compared to the three months ended September 30, 2015. For the three months ended September 30, 2016, the average OEC of our rental fleet increased by 6.3% to $829.2 million from $780.2 million at September 30, 2015, as a result of capital expenditures. Time utilization for the three months ended September 30, 2016 decreased slightly to 69.0% from 69.2% for the three months ended September 30, 2015.

Equipment Sales.     Equipment sales for the three months ended September 30, 2016 increased 12.7% to $6.3 million from $5.6 million for the three months ended September 30, 2015. The increase in equipment sales revenues was primarily due to increased volume of sales of used equipment.
Parts and Service.     Revenues from the sales of parts and service remained relatively consistent at $3.4 million for the three months ended September 30, 2016.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment increased 19.5% to $4.2 million for the three months ended September 30, 2016 from $3.5 million for the three months ended September 30, 2015. The increase in costs associated with the sale of rental equipment was due primarily to the increase in equipment sales for the three months ended September 30, 2016. This increase was partially offset by a decrease in used equipment sales gross profit. Gross profit margin on used equipment sales for the three months ended September 30, 2016 decreased to 33.7% from 37.5% for the three months ended September 30, 2015, primarily as a result of the mix of equipment sold.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased slightly by 1.7% to $21.9 million for the three months ended September 30, 2016 from $21.6 million for the three months ended September 30, 2015. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 22.9% for the three months ended September 30, 2016 and was 23.8% for the three months ended September 30, 2015.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 10.0% to $23.3 million for the three months ended September 30, 2016 from $21.2 million for the three months ended September 30, 2015. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses and equipment repair costs offset by decreases in fuel and rental split expenses. As a percentage of rental revenues, cost of rental revenues increased to 24.3% for the three months ended September 30, 2016 from 23.4% for the three months ended September 30, 2015.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues remained relatively consistent at $2.1 million for the three months ended September 30, 2016.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 30, 2016 increased $2.1 million, or 9.1%, to $24.9 million from $22.9 million for the three months ended September 30, 2015. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $1.5 million primarily as a result of higher headcount, salaries and payroll taxes. Rent and bad debt expenses also increased while public company expenses decreased $0.1 million year over year. As a percentage of total revenues, selling, general and administrative expenses increased to 23.6% for the three months ended September 30, 2016 from 23.0% for the three months ended September 30, 2015.
Other Depreciation and Amortization.    Other depreciation and amortization expense decreased 19.4% to $2.2 million for the three months ended September 30, 2016 from $2.7 million for the three months ended September 30, 2015. The decrease was primarily due to a decrease in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the three months ended September 30, 2016 decreased 2.6% to $10.6 million from $10.9 million for the three months ended September 30, 2015. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate of our Revolving Credit Facility in addition to a decrease in the balance outstanding on our Second Lien Loan.

Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the three months ended September 30, 2016 was a $1.2 million increase to the liability primarily due to changes in estimated future payments. The Adjustment to Tax Receivable Agreement for the three months ended September 30, 2015 was a $0.4 million increase in the liability due to changes in estimated future payments.

(Gain) Loss on Interest Rate Swap. Gain on interest rate swap for the three months ended September 30, 2016 was $1.0 million and included $1.4 million of unrealized gains on the Interest Rate Swap related to the change in fair value and a $0.4 million realized loss for settlement payments made. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. There was a loss on the Interest Rate Swap of $4.2 million for the three months ended September 30, 2015. The loss consisted of $4.1 million of unrealized losses on the Interest Rate Swap related to the change in fair value and a $0.1 million realized loss for the settlement payments made.
Amortization of Debt Issue Costs.    Amortization of debt issue costs remained relatively consistent at $0.4 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table illustrates our operating activity for the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

	Nine Months Ended September 30,
	2016	2015	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$268,421	$249,493	7.6
Equipment sales	16,307	18,520	(11.9)
Parts and service	9,983	9,724	2.7
Total revenues	294,711	277,737	6.1
Cost of revenues
Cost of equipment sold	10,226	11,864	(13.8)
Depreciation of rental equipment	66,838	62,280	7.3
Cost of rental revenues	64,919	58,556	10.9
Cost of parts and service	5,671	5,534	2.5
Total cost of revenues	147,654	138,234	6.8
Gross profit	147,057	139,503	5.4
Other operating expenses
Selling, general and administrative expenses	72,846	67,610	7.7
Other depreciation and amortization	7,493	7,796	(3.9)
Total other operating expenses	80,339	75,406	6.5
Income from operations	66,718	64,097	4.1
Other expenses (income)
Interest expense	31,745	32,174	(1.3)
Adjustment to tax receivable agreement	1,899	(2,476)	nm
Loss on interest rate swap	5,433	4,097	32.6
Amortization of debt issue costs	1,145	1,144	0.1
Total other expenses (income)	40,222	34,939	15.1
Income before income taxes	26,496	29,158	(9.1)
Provision for income taxes	(3,556)	(1,692)	nm
Net income	22,940	27,466	(16.5)
Less: net income attributable to non-controlling interest	17,608	15,912	10.7
Net income attributable to Neff Corporation	$5,332	$11,554	(53.9)
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the nine months ended September 30, 2016 increased 6.1% to $294.7 million from $277.7 million for the nine months ended September 30, 2015. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the nine months ended September 30, 2016 increased 7.6% to $268.4 million from $249.5 million for the nine months ended September 30, 2015. The increase in rental revenues was primarily due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in the time utilization of the larger fleet. This increase in rental revenues was partially offset by a decrease in rental rates. We estimate that our rental rates decreased 0.8%, as compared to the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the average OEC of our rental fleet increased by 7.0% to $808.0 million from $755.0 million at September 30, 2015, as a result of increased capital expenditures. Time utilization for the nine months ended September 30, 2016 increased to 67.4% from 66.7% for the nine months ended September 30, 2015 primarily due to improved time utilization in our oil and gas markets compared to the prior year.

Equipment Sales.     Equipment sales for the nine months ended September 30, 2016 decreased 11.9% to $16.3 million from $18.5 million for the nine months ended September 30, 2015. The decrease in equipment sales revenues was primarily due to decreased sales volume of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the nine months ended September 30, 2016 increased 2.7% to $10.0 million from $9.7 million for the nine months ended September 30, 2015. The increase in these revenues for the nine months ended September 30, 2016 was primarily due to increased parts, repair and fuel costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment decreased 13.8% to $10.2 million for the nine months ended September 30, 2016 from $11.9 million for the nine months ended September 30, 2015. The decrease in costs associated with the sale of rental equipment was due primarily to the decrease in equipment sales. This decrease was partially offset by an increase in used equipment sales gross profit. Gross profit margin on used equipment sales for the nine months ended September 30, 2016 increased to 37.3% from 35.9% for the nine months ended September 30, 2015, primarily as a result of the mix of equipment sold.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 7.3% to $66.8 million for the nine months ended September 30, 2016 from $62.3 million for the nine months ended September 30, 2015. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment was 24.9% for the nine months ended September 30, 2016 and was 25.0% for the nine months ended September 30, 2015.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 10.9% to $64.9 million for the nine months ended September 30, 2016 from $58.6 million for the nine months ended September 30, 2015. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses, repair costs and insurance expenses, partially offset by decreases in fuel and rental split expenses. As a percentage of rental revenues, cost of rental revenues increased to 24.2% for the nine months ended September 30, 2016 from 23.5% for the nine months ended September 30, 2015.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues remained relatively consistent at $5.7 million for the nine months ended September 30, 2016.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 30, 2016 increased $5.2 million, or 7.7%, to $72.8 million from $67.6 million for the nine months ended September 30, 2015. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $4.4 million primarily as a result of higher headcount, salaries and payroll taxes. Rent and bad debt expenses also increased while public company expenses decreased $1.3 million year over year. As a percentage of total revenues, selling, general and administrative expenses increased to 24.7% for the nine months ended September 30, 2016 from 24.3% for the nine months ended September 30, 2015.
Other Depreciation and Amortization.    Other depreciation and amortization expense decreased 3.9% to $7.5 million for the nine months ended September 30, 2016 from $7.8 million for the nine months ended September 30, 2015. The decrease was primarily due to a decrease in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the nine months ended September 30, 2016 decreased 1.3% to $31.7 million from $32.2 million for the nine months ended September 30, 2015. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate of our Revolving Credit Facility in addition to a decrease in the balance outstanding on our Second Lien Loan.
Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the nine months ended September 30, 2016 consisted of a $1.9 million increase to the liability primarily due to changes in estimated future payments. The Adjustment to Tax Receivable Agreement for the nine months ended September 30, 2015 was a $2.5 million decrease in the liability due to the tax receivable agreement amendment and changes in estimated future payments.
Loss on Interest Rate Swap. Loss on interest rate swap for the nine months ended September 30, 2016 was $5.4 million and included $4.8 million of unrealized losses on the Interest Rate Swap related to the change in fair value and $0.6 million of settlement payments made. In March 2015, the Company entered into and recorded the Interest Rate Swap on its unaudited condensed consolidated balance sheet. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statements of operations. There was a loss on Interest Rate Swap of $4.1 million for the nine months ended September 30, 2015. The loss consisted of $3.9 million of unrealized losses on Interest Rate Swap related to the change in fair value and a $0.2 million realized loss for settlement payments made.

Amortization of Debt Issue Costs.    Amortization of debt issue costs remained relatively consistent at $1.1 million for the nine months ended September 30, 2016.
Liquidity and Capital Resources
Overview
Our principal needs for liquidity historically have been for the purchase of rental fleet, other capital expenditures, including delivery vehicles, funding startup costs for new branch locations and debt service. These will be our principal liquidity needs going forward, in addition to payments under the Tax Receivable Agreement, potential cash payments made at our election to the Prior LLC Owners for the redemption of Common Units for Class A common stock and any share repurchases we make in the future under our share repurchase program.
Our largest use of liquidity has been and will continue to be for the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the nine months ended September 30, 2016 and 2015, our net rental fleet capital expenditures totaled approximately $91.2 million and $120.4 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
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
For the nine months ended September 30, 2016 and 2015, our net purchases of property and equipment totaled approximately $10.1 million and $11.7 million, respectively. We have historically financed these net other non-rental capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1.6 million shares of Class A common stock for a total cost of $11.3 million, including commissions.
We may use liquidity going forward to make payments under the Tax Receivable Agreement. For the nine months ended September 30, 2016, we did not make any payments under the Tax Receivable Agreement. We expect any eventual payments under the Tax Receivable Agreement could vary depending on a number of factors.

As of December 31, 2015, our total leverage ratio was 3.90. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $3.3 million was made for the year ended December 31, 2015, during March 2016. The Company will determine whether any mandatory prepayments need to be made for the fiscal year ending December 31, 2016, after year end. Other than mandatory prepayments under the terms of our Second Lien Loan as of September 30, 2016, we are not required to make principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments and mandatory prepayments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of September 30, 2016, our principal sources of liquidity consisted of $111.0 million of cash generated from operations, $0.8 million of cash and cash equivalents and availability of $210.7 million under our Revolving Credit Facility, subject to customary borrowing conditions. We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months; however, there can be no assurance that this will be the case. The borrowing capacity under our Revolving Credit Facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan. We were in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan as of September 30, 2016.

We may from time to time seek to repurchase our Class A common stock or retire or repurchase our outstanding debt through cash purchases and/or exchanges of equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Net cash provided by operating activities was $111.0 million as compared to $99.7 million for the nine months ended September 30, 2015. Net income of $22.9 million when adjusted by various non-cash items, such as the gain on sale of equipment of $6.1 million, unrealized loss on interest rate swap of $4.8 million, adjustment to the tax receivable agreement of $1.9 million and depreciation of $73.5 million, resulted in net cash provided by operating activities of $111.0 million.
Net cash used in investing activities was $101.3 million for the nine months ended September 30, 2016 as compared to $132.2 million for the nine months ended September 30, 2015. Cash used for the purchase of rental equipment was $107.5 million for the nine months ended September 30, 2016, compared to $139.0 million for the nine months ended September 30, 2015. We received $16.3 million in cash proceeds from the sale of equipment for the nine months ended September 30, 2016 compared to $18.5 million for the nine months ended September 30, 2015.
Net cash (used in) provided by financing activities was $9.1 million for the nine months ended September 30, 2016, compared to $32.5 million provided by financing activities for the nine months ended September 30, 2015. The decrease in cash from financing activities was primarily due to additional debt issue costs for the Revolving Credit Facility amendment, repurchases of Class A common stock made during the nine months ended September 30, 2016, the Second Lien Loan prepayment and a decrease of net borrowings under the Revolving Credit Facility as compared to prior year.

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
The Revolving Credit Facility provides $475.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of September 30, 2016, the borrowing base under the Revolving Credit Facility was $475.0 million. The Revolving Credit Facility matures on February 25, 2021. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus (a) 200 basis points if the average availability for the period is less than $125.0 million, (b) 175 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (c) 150 basis points if the average availability for the period is greater than $225.0 million. The base rate loans bear interest at the sum of (a) (i) 100 basis points if the average availability for the period is less than $125.0 million, (ii) 75 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (iii) 50 basis points if the average availability for the period is greater than $225.0 million plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.375% if less than 50% of the daily average unused portion under the Revolving Credit Facility is utilized and 0.250% if 50% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $47.5 million as of September 30, 2016, which require us to maintain (i) a consolidated total leverage ratio of not more than 5.00 to 1.00 for each fiscal quarter ended during the period from February 25, 2016 through and including December 31, 2016, stepping down to 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2017 through and including December 31, 2017, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from January 1, 2018 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of September 30, 2016, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $210.7 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
Second Lien Loan
Our subsidiary, Neff Rental LLC, incurred the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given that LIBOR currently is less than 1.00%, our interest rate as of September 30, 2016 under the Second Lien Loan was 7.25% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 31, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period. Additionally, we must make mandatory prepayments of principal on the Second Lien Loan if we receive net cash proceeds from asset sales (as defined in the Second Lien Loan) or the issuance or incurrence of indebtedness (except for permitted refinancing debt as defined in the Second Lien Loan).
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
We have entered into an amendment to our Second Lien Loan to, among other things, reflect the changes in our structure as a result of the Organizational Transactions. We prepaid $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO on November 26, 2014 and paid approximately $1.9 million in prepayment premiums in connection with that prepayment. On March 17, 2016, we paid a mandatory prepayment of $3.3 million, equal to 25% of our excess cash flow for the year ended December 31, 2015. As of September 30, 2016, the balance outstanding on the Second Lien Loan was $473.8 million, net of unamortized original issue discount of $1.8 million.
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2016, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility and Second Lien Loan. All outstanding indebtedness under the Revolving Credit Facility and Second Lien Loan (subject to LIBOR floor) bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility and Second Lien Loan would result in a change of $0.7 million and $1.2 million, respectively, to our interest expense on an annual basis based on borrowings outstanding as of September 30, 2016.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about acquisitions of Neff Corporation's Class A common stock by Neff Corporation during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
July 1, 2016 to July 31, 2016	—	$—	—	$14,708,410
August 1, 2016 to August 31, 2016	88,816	8.84	88,816	13,922,865
September 1, 2016 to September 30, 2016	24,933	9.00	24,933	13,698,523
Total	113,749	$8.88	113,749	$13,698,523

(1)
On November 11, 2015, we announced that our Board approved on November 10, 2015, a share repurchase program authorizing up to $25 million dollars in share repurchases of Neff Corporation's Class A common stock in open market and negotiated purchases from time to time, dependent on market conditions.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        MINE SAFETY DISCLOSURES

None.

Item 5.        OTHER INFORMATION

None.

Item 6.        EXHIBITS                                  EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEFF CORPORATION
Date:	October 26, 2016	By:	/s/ Graham Hood
Graham Hood Chief Executive Officer and Director (Principal Executive Officer)
Date:	October 26, 2016	By:	/s/ Mark Irion
Mark Irion Chief Financial Officer