Form 10-K
period 2016-12-31
Neff Corp
filed 2017-03-06
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
As of June 30, 2016, the number of shares of Class A common stock outstanding was 9,025,714. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2016 was approximately $97.7 million, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $10.93.
As of February 23, 2017, the number of shares of Class A common stock outstanding was 8,859,662 and the number of shares of Class B common stock outstanding was 14,951,625.

DOCUMENTS INCORPORATED BY REFERENCE:
Related Section	DOCUMENTS
Part III
Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item 1.        BUSINESS
Our Company
We are a leading regional equipment rental company in the United States, focused on the fast-growing Sunbelt states. We offer a broad array of equipment rental solutions for our diverse customer base, including infrastructure, non-residential construction, oil and gas and residential construction customers. Our broad fleet of equipment includes earthmoving, material handling, aerial and other rental equipment, which we package together to meet the specific needs of our customers.

Our Branch Network and Fleet

As of December 31, 2016, we operated 69 branches organized into operating clusters in five regions in the United States: Florida, Atlantic, Central, Southeastern and Western. We are strategically located in markets that we believe feature high levels of population growth as well as high levels of construction activity over the near term. We believe that our clustering approach enables us to establish a strong local presence in targeted markets and meet the needs of our customers that have multiple projects within a specific region.

Revenues by Region for the year ended December 31, 2016

Our Five Regions
As of December 31, 2016, our rental fleet consisted of approximately 15,000 major units of equipment with an original equipment cost, or OEC, of approximately $824.7 million and an average age of approximately 48 months. Our earthmoving fleet represented approximately 54% of OEC and had an average age of approximately 42 months. We believe that our focus on earthmoving equipment positions us to take advantage of future growth opportunities in our key end-markets.
Rental Fleet by Equipment Category as a Percentage of OEC as of December 31, 2016

Segment Reporting
We have one reportable segment. For financial information regarding our reportable segments, refer to our financial statements and notes thereto included in Item 8 of this annual report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K.
Our Business Strengths
End-Market Growth.    For the year ended December 31, 2016, approximately 85% of our rental revenues were derived from five key end-markets: infrastructure, non-residential construction, oil and gas, municipal and residential construction. We believe that our current business is well aligned with these end-markets, and that we will continue to benefit from macroeconomic growth.
Our Rental Revenues by End-Market for the Year Ended December 31, 2016
Prominent Position in Fast-Growing Sunbelt States.    64 of our 69 branches are located in the Sunbelt states of Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Tennessee, Louisiana, Texas, Arizona, Nevada and California. Our Sunbelt state locations benefit from favorable climate conditions that facilitate year-round construction activity and reduce seasonality in our business. According to the American Rental Association, construction and industrial equipment rental revenue in the states where we have branch locations is expected to grow approximately 5% annually from 2016 to 2020, compared to an average growth rate of approximately 4% for all other states. By clustering our operations and concentrating our branches in these strategic regional markets, we have established a strong local presence and developed significant brand recognition in those markets.
High-Quality Fleet Focused on Earthmoving Equipment.    We offer our customers a broad array of rental equipment with a focus on the earthmoving category. We believe that we are well positioned to benefit from additional penetration in the earthmoving equipment category, which had a penetration rate of approximately 51% in 2016, compared to approximately 92% for the aerial and 84% for the material handling categories, respectively. As of December 31, 2016, we had approximately 5,800 units of earthmoving equipment, accounting for 54% of the OEC of our rental fleet.
Disciplined Sales Culture Drives Strong Customer Relationships.    We have a diverse base of customers who we believe value our knowledge and expertise. Our customer base includes large and mid-sized construction firms, municipalities, utilities and industrial users. We serve approximately 15,400 customers annually. For the year ended December 31, 2016, no single customer accounted for more than 1% of our total rental revenues and our ten largest customers accounted for approximately 6% of our total rental revenues, collectively. Our culture is built around the disciplined use of our customer relationship management system, or "CRM system," at every level of our organization, which we believe provides our employees with the tools and information to efficiently provide customized solutions to our existing and potential customers. In addition, our CRM system automatically notifies our sales force of new construction projects within their territories and provides them with the names and contact information of key contractors.
Strong Operating Trends.    We have experienced substantial earnings momentum since 2011, driven by the rebound in our end-markets and supported by significant investment in our fleet, which has resulted in an increase in OEC from $471.1 million at December 31, 2011 to $824.7 million at December 31, 2016. In addition, our time utilization, which we define as the daily average OEC of equipment on rent, divided by the OEC of all equipment in the rental fleet during the relevant period, has increased from 65.0% for the year ended December 31, 2011 to 67.1% for the year ended December 31, 2016. We believe that the combination of favorable industry dynamics, significant investments in our fleet and our focus on operating leverage (which has seen our Adjusted EBITDA margin increase from 35.4% for the year ended December 31, 2011 to 48.8% for the year ended December 31, 2016) have driven our Adjusted EBITDA from $86.7 million to $193.8 million over this period. For additional discussion on Adjusted EBITDA and Adjusted EBITDA margin see Management's Discussion and Analysis of Financial Conditions and Results of Operations.
Experienced Management Team.    Our senior management team has significant operating experience in the equipment rental industry and has worked together at our company for over a decade. Graham Hood, our Chief Executive Officer, has 39 years of rental industry experience and Mark Irion, our Chief Financial Officer, has 18 years of rental industry experience. Our regional Vice Presidents, with an average of 20 years with our company and 33 years of industry experience, provide us with a stable base of operating management with long-term, local relationships and deep equipment rental industry expertise. This industry expertise, combined with our disciplined sales culture and CRM system, enables our regional management team to respond quickly to changing market conditions.
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
Focus on Growing Markets.    We believe that our focus on the infrastructure, non-residential construction and residential construction end-markets positions us to benefit from favorable industry and macroeconomic trends. We believe that all of these end-markets are currently experiencing significant growth and will continue to benefit from investment spending driven by the economic recovery in the United States. FMI Construction Outlook predicts that from 2016 through 2020, U.S. infrastructure spending will grow approximately 4.6% annually, U.S. non-residential construction spending will grow 4.7% annually, and U.S. residential construction will grow 3.5% annually. We believe that our focus on these end-markets will position us to achieve significant growth in revenues.
Capitalize on Operating Leverage.    We have a highly scalable business model constructed around our network of 69 full-service branch locations. We believe that our current network can support significant additions to our rental fleet without substantial additional investment in infrastructure, personnel or information technology. We intend to capitalize on anticipated growth opportunities primarily by increasing our fleet size within our existing branch network, using our active asset management capabilities to increase time utilization and improve pricing levels and serving customers who value our equipment mix and service capabilities. We regularly evaluate new branch opportunities based on stringent investment return criteria to identify promising new branch locations and will continue to monitor opportunities to expand our strategic branch network.
History and Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014 by Wayzata Opportunities Fund II, L.P. and Wayzata Opportunities Fund Offshore II, L.P., private investment funds (the "Wayzata Funds") managed by Wayzata Investment Partners LLC (and together with the Wayzata Funds, "Wayzata"). On November 26, 2014, Neff Corporation completed an Initial Public Offering (the "IPO") of 10,476,190 shares of Class A common stock in exchange for net proceeds of approximately $146.1 million. A portion of the net proceeds received by Neff Corporation from the IPO were used to purchase 10,476,190 common units in Neff Holdings, which was wholly owned by Wayzata Funds prior to the IPO.

Neff Corporation is the sole managing member of Neff Holdings and as of December 31, 2016, subsequent to common unit repurchases and other equity transactions, owns 8,859,662 common units of Neff Holdings representing approximately 37.2% of the combined voting power of all of Neff Corporation's common stock and through Neff Corporation's ownership of Neff

Holdings' common units, indirectly holds approximately 37.2% of the economic interest in the business of Neff Holdings and its subsidiaries. As the sole managing member of Neff Holdings, we control its business and affairs and therefore, we consolidate its financial results within ours. Neff Holdings is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.

As of December 31, 2016, Wayzata Funds through its ownership of Neff Corporation's Class B common stock, owns 14,951,625 common units of Neff Holdings representing a collective 62.8% of the combined voting power of all of Neff Corporation's common stock and through its ownership of Neff Holdings' common units, holds approximately 62.8% of the economic interest in the business of Neff Holdings and its subsidiaries. Each common unit held by Wayzata Funds or acquired by individuals upon exercise of existing options granted by Neff Holdings will be redeemable, at the election of such member, for, at Neff Corporation's option, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Neff Holdings LLC Agreement; provided that, at Neff Corporation's election, Neff Corporation may effect a direct exchange of such Class A common stock or such cash for such common units.

The following diagram sets forth our ownership structure and percentages of voting power and common unit ownership, as of December 31, 2016:

Management and Directors
Public Shareholders
Wayzata
Class A Common Stock
Options over 827,520 shares of Class A common stock
Class A Common Stock
100.0% Economic Interest
37.2% Voting Interest
Class B Common Stock
0% Economic Interest
62.8% Voting Interest
Restricted stock units
Grants over 288,309 shares of Class A common stock
Neff Corporation (DE)
Common Units
37.2% Economic Interest
Sole Managing Member
Common Units
Options over 757,935 common units
Common Units
62.8% Economic Interest
Neff Holdings LLC (DE)
100%
Subsidiaries

Operations

Through our 69 branches, located primarily in the Sunbelt states of Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Tennessee, Louisiana, Texas, Arizona, Nevada and California, we generate revenues primarily through the rental of a broad array of construction and industrial equipment, the sale of used and new equipment and the sale of parts, supplies and related merchandise.

Rental Fleet.    Our broad fleet of equipment includes earthmoving, material handling, aerial and other rental equipment. As of December 31, 2016, we had over 5,800 units of earthmoving equipment, accounting for 54% of the OEC of our rental fleet. We generate revenue under leases for our rental equipment as well as from fees we charge for the pickup and delivery of equipment, damage waivers and other surcharges.

We purchase our equipment from vendors who we believe have reputations for good product quality and support. We identify original equipment manufacturers, or "OEMs" who can supply quality, reliable products and provide value added support services.
As of December 31, 2016, our rental fleet is comprised of the following equipment categories and respective primary OEM suppliers:

Equipment Category	Primary Fleet Equipment	Primary OEM Suppliers	Percentage of OEC
Earthmoving	Excavators, backhoes, loaders, bulldozers, mini-excavators, trenchers, sweepers and tractors, track loaders and skid steers	Komatsu, John Deere, Kobelco, IHI, Doosan, Bobcat, Link-Belt, Case, Kubota and Takeuchi	54%
Material Handling	Reach forklifts, industrial forklifts and straight-mast forklifts	JLG, Gehl, Genie, JCB, Caterpillar, Case, Doosan, Komatsu, Skytrak and Heli	17%
Aerial	Personnel lifts, electric scissor lifts, dual fuel scissor lifts, articulating boom lifts and straight boom lifts	JLG, Genie and Skyjack	11%
Other Rental Equipment	Compaction and concrete, trucks and trailers, sweepers, air equipment, generators, welders, lighting, pumps and other small equipment and tools	Hamm, International, Wacker, Ford, Bomag, Magnum, EPI, Freightliner, Atlas Copco and Doosan	18%
Rental Revenues. We offer our equipment for rent on a daily, weekly and monthly basis and our customers typically execute written rental agreements, which we account for as leases under generally accepted accounting principles in the United States ("US GAAP"). The majority of our written rental agreements are short-term and do not include specific provisions for early termination. We determine rental rates for each type of equipment based on the cost and expected time utilization of the equipment and adjust rental rates at each location based on demand, length of rental, volume of equipment rented and other competitive considerations.
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
Customers
Our large customer base, which included approximately 15,400 customers for the year ended December 31, 2016, is diversified among various industries, including infrastructure, non-residential construction, oil and gas, municipal and residential construction. In particular within these industries, we serve industrial and civil construction, manufacturing, public utilities, offshore oil exploration and drilling, refineries and petrochemical facilities, municipalities, golf course construction, shipping and the military. We target mid-sized, regional and local construction companies that value customer service. Our customer base includes both large Fortune 500 companies who have elected to outsource some of their equipment needs and small construction contractors, subcontractors and machine operators whose equipment needs are job-based. Our top ten customers accounted for approximately 6% of our total rental revenues for the year ended December 31, 2016 collectively, and no single customer accounted for more than 1% of our total rental revenues for the year ended December 31, 2016.
We largely conduct our business on account with customers who are screened through a credit application process. Credit account customers are our core customers, accounting for approximately 98% of our total revenues for the year ended December 31, 2016.
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
Employees
As of December 31, 2016, we had approximately 1,160 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe we have satisfactory relations with our employees.
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
Competition
The equipment industry is highly fragmented and we believe that competition tends to be based on geographic proximity and availability of products. While the competitive landscape also includes small, independent businesses with only a few rental locations, we believe that we mostly compete against regional competitors which operate in one or more states, public companies and equipment vendors and dealers who both sell and rent equipment directly to customers. Some of these competitors include United Rentals, Herc Rentals, Ahern Rentals, H&E Equipment Services, CAT Rental, Sunstate Equipment and Sunbelt Rentals.
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
Future declines in non-residential construction and industrial activity could materially adversely affect our operating results by decreasing our revenues and gross profit margins. Because of our focus on the earthmoving equipment category, which represented approximately 54% of our OEC as of December 31, 2016, any such declines may affect us more than our competitors.
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
We have a significant amount of indebtedness. As of December 31, 2016, we had total indebtedness of approximately $702.1 million (of which $475.7 million consisted of borrowings under our second lien credit agreement (the "Second Lien Loan")

and $226.4 million consisted of borrowings under our Revolving Credit Facility (as defined below)). As of December 31, 2016, we had borrowing capacity under our senior secured revolving credit facility (the "Revolving Credit Facility"), net of approximately $4.1 million in outstanding letters of credit, of $223.0 million, subject to certain conditions. In addition, subject to certain conditions, our Second Lien Loan can be increased by an additional $75.0 million under an uncommitted incremental facility. Under the terms of the agreements governing our indebtedness, we may be able to incur substantial indebtedness in the future.
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
As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced, will likely increase. We manage the average age of different types of equipment according to the expected wear and tear that a specific type of equipment is expected to experience over its useful life. As of December 31, 2016, the average age of our rental equipment fleet was approximately 48 months. As of December 31, 2016, approximately 54% (based on OEC) of our rental fleet consisted of earthmoving equipment, which generally has higher maintenance costs than similar-sized aerial or material handling equipment. It is possible that we may allow the average age of our rental equipment fleet to increase, which would require an increase in the amounts we invest in maintenance, parts and repair. We cannot assure you that costs of maintenance, parts or repair will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations.
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
We purchase most of our rental and sales equipment from a limited number of OEMs. For example, as of December 31, 2016, equipment from JLG Industries, Komatsu, John Deere and Kobelco represented approximately 14.4%, 10.9%, 8.1% and 7.9%, respectively, of our total OEC. Termination of one or more of our relationships with any of these or other major suppliers or insolvency, financial difficulties or other factors may result in our equipment manufacturers not being able to fulfill the terms of their agreement with us or may force our suppliers to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment we need, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition and results of operations if we were unable to obtain adequate equipment for rental and sale from other sources in a timely manner, on favorable terms or at all. Because our major suppliers also sell equipment to our competitors, our relationships with our suppliers do not provide us any particular competitive advantage.
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
While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. We anticipate that we will need to purchase additional equipment in 2017 in order to supplement our current fleet. We may be at a competitive disadvantage if the average age of our fleet increases compared to the age of our competitors' fleets.
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
Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of other economic factors that are beyond our control. Factors affecting the prices of oil and gas include:

•	the level of supply and demand for oil and gas;

•	governmental regulations, including the policies of governments regarding the exploration for, and production and development of, oil and gas reserves;

•	weather conditions and natural disasters;

•	worldwide political, military and economic conditions;

•	the level of oil production by non-Organization of the Petroleum Exporting Countries ("OPEC") countries and the available excess production capacity within OPEC;

•	oil refining capacity and shifts in customer preferences toward fuel efficiency and the use of gas;

•	the cost of producing and delivering oil and gas; and

•	potential acceleration of the development of alternative fuels.

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
Our 69 branch locations are located in 14 states and we must comply with many different state and local regulations. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, consume management time and attention and otherwise impact our operations in adverse ways.
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
At December 31, 2016, we had $60.6 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. A material impairment charge may occur in a future period. Such a charge could materially adversely affect our financial condition and results of operations.
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
Risks Relating to Our Organizational Structure
The Wayzata Funds have substantial control over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.
As of December 31, 2016, the Wayzata Funds held a majority of the combined voting power of our common stock through its ownership of 100% of our outstanding Class B common stock.
Accordingly, the Wayzata Funds, acting alone, have the ability to approve or disapprove substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. These voting and class approval rights may enable the Wayzata Funds to consummate transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. In addition, although the Wayzata Funds have voting control of us, the Wayzata Funds' entire economic interest in us is in the form of its direct interest in Neff Holdings through the ownership of Neff Holdings' common units, the payments it may receive from us under the tax receivable agreement (the "Tax Receivable Agreement") and the proceeds it may receive upon any redemption of its common units in Neff Holdings, including issuance of shares of our Class A common stock upon any such redemption and any subsequent sale of such Class A common stock. As a result, the Wayzata Funds' interests may conflict with the interests of our Class A common stockholders. For example, the Wayzata Funds may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of a Tax Receivable Agreement that we entered into in connection with our initial public offering, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Wayzata Funds or other certain members of management of Neff Holdings and certain non-executive members of its board of managers (collectively, the "Prior LLC Owners") even in situations where no similar considerations are relevant to us.
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
We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Assuming that the holders of the common units of Neff Holdings would have sold all of their common units to us as of December 30, 2016, there are no material changes in the relevant tax law, Neff Holdings is able to fully depreciate or amortize its assets, we earn sufficient taxable income to realize full tax benefit of the increased depreciation and amortization of our assets, and the market value of one share of Class A common stock is equal to the price per share on December 30, 2016, we expect that the payments under the Tax Receivable Agreement associated with (i) the purchase of common units from Neff Holdings with proceeds from our IPO on November 26, 2014 and (ii) future redemptions or exchanges of common units as described above could aggregate approximately $310.0 million and range from approximately $11.0 million to $45.0 million per year, over a 15 year period.

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
Risks Relating to Ownership of Our Class A Common Stock
The Wayzata Funds directly (through Class B common stock) and indirectly (through ownership of Neff Holdings common units) own interests in us, and the Wayzata Funds have the right to redeem such interests pursuant to the terms of the Neff Holdings LLC Agreement.
As of December 31, 2016, we had an aggregate of 91,140,338 shares of Class A common stock authorized but unissued, including approximately 15,709,560 shares of Class A common stock issuable, at our election, in Class A common stock or a cash payment equal to the volume - weighted average market price of the Class A common stock upon redemption of Neff Holdings common units held by the Wayzata Funds and the Prior LLC Owners upon the exercise of options in Neff Holdings. Neff Holdings has entered into the Neff Holdings LLC Agreement and, subject to certain restrictions set forth therein and as described elsewhere in this annual report on Form 10-K, the Wayzata Funds and Prior LLC Owners are entitled thereunder to redeem its common units for an aggregate of up to 15,709,560 shares of our Class A common stock, subject to customary adjustments.
We have also entered into a registration rights agreement (the "Registration Rights Agreement") with the Wayzata Funds and the Prior LLC Owners pursuant to which the shares of Class A common stock issued upon such redemption will be eligible for resale, subject to certain limitations set forth therein. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
We cannot predict whether future issuances of our Class A common stock or the availability of shares of our Class A common stock for resale in the open market will affect the market price of our Class A common stock. The issuance of substantial numbers of shares of our Class A common stock in the public market, or upon exchange of common units redeemed by the selling stockholders, or the perception that such issuances might occur, could adversely affect the per share trading price of our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or upon exchange of the common units owned by the selling stockholders or others, or speculation that such sales might occur, could adversely affect the liquidity of the market of our Class A common stock or the prevailing market price of our Class A common stock.
You may be diluted by future issuances of additional Class A common stock in connection with any redemption of the common units, our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.
Our amended and restated certificate of incorporation, which we refer to as the "Certificate of Incorporation" authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we and the Wayzata Funds are party to the Neff Holdings LLC Agreement under which the members of Neff Holdings (or certain permitted transferees thereof) have the right (subject to the terms of the Neff Holdings LLC Agreement) to have their common units redeemed by Neff Holdings in exchange for, at Neff Corporation's election, shares of our Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each common unit (subject to customary adjustments, including for stock splits, stock dividends and reclassifications); provided that, at Neff Corporation's election, Neff Corporation may effect a direct exchange of such Class A common stock or such cash for such common units. The market price of shares of our Class A common stock could decline as a result of these redemptions or the perception that a redemption could occur. These redemptions, or the possibility that these redemptions may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.
We have reserved shares for issuance under the Neff Corporation 2014 Incentive Award Plan (the “2014 Incentive Award Plan") in an amount equal to 1,500,000 shares of Class A common stock, and we granted options and restricted stock units under the 2014 Incentive Award Plan covering a total of 355,504 shares of Class A common stock concurrently with the consummation of our initial public offering and we granted options and restricted stock units under the 2014 Incentive Award Plan covering a total of 822,534 shares of Class A common stock subsequent to our initial public offering. Any Class A common stock that we issue, including under our 2014 Incentive Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock. In addition, each common unit received upon the exercise by the Prior LLC Owners of outstanding options to acquire membership units in Neff Holdings will be redeemable for, at Neff Corporation's option, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the market price of one share of Class A common stock (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Neff Holdings LLC Agreement; provided that, at Neff Corporation's election, Neff Corporation may effect a direct exchange of such Class A common stock or such cash for such common units. In addition, we may issue equity in future offerings to fund acquisitions and other expenditures, which may further decrease the value for our stockholders' investment in us.
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

Prior to our initial public offering, there was no public market for our Class A common stock. As a public company, the market price for our Class A common stock is likely to be volatile, in part because our shares were not previously traded publicly. Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this "Risk Factors" section and this annual report on Form 10-K, as well as the following:

•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our services;

•	future announcements concerning our business or our competitors' businesses;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	the size of our public float;

•	changes in market valuations of similar companies;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	changes in laws or regulations which adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in senior management or key personnel;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

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
Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
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

In November 2015, our board of directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of our Class A common stock in open market or privately negotiated transactions for an aggregate purchase price not to exceed $25 million. As of December 31, 2016, approximately $13.2 million remains available for repurchases under the current repurchase program. Although the board of directors has authorized a share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including market and business conditions, the trading price of the Company's Class A common stock, the nature of other investment or strategic opportunities, the rate of dilution of our equity compensation program, the availability of adequate funds, and other factors.

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

Delaware law and certain provisions in our Certificate of Incorporation may prevent efforts by our stockholders to change the direction or management of our Company.
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
Furthermore, as a public company, we incur additional legal, accounting and other expenses that have not been reflected in our predecessor's historical financial statements. In addition, rules implemented by the SEC and the NYSE have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. Our management and other personnel have devoted, and will continue to devote a substantial amount of time to these compliance initiatives. These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act as a public company could have a material adverse effect on our business and share price.
Prior to our initial public offering, we had not operated as a public company and were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2015, and our management was required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.
Item 2.        PROPERTIES

As of December 31, 2016, we operated in 69 rental locations in 14 states. We lease approximately 18,000 square feet for our corporate headquarters in an office building in Miami, Florida. We own the buildings and the land at our Texas City, Texas location. All other sites are leased, generally for terms of five years with renewal options. Owned and leased sites range from approximately 4,000 to 40,000 square feet and typically include: (1) offices for sales, administration and management, (2) a customer showroom displaying equipment and parts, (3) an equipment service area and (4) outdoor and indoor storage facilities for equipment. Each location offers a full range of rental equipment, with the mix of equipment available designed to meet the anticipated needs of the customers in each location.

The following table lists our rental facilities by location.

Florida Region	Central Region
Miami, FL	Houston, TX
West Palm Beach, FL	Ft. Worth, TX
Port St. Lucie, FL	Texas City, TX
Ft. Myers, FL	Austin, TX
Pompano, FL	Odessa, TX
Tampa, FL	Houma, LA
Venice, FL	Lafayette, LA
Jacksonville, FL	New Iberia, LA
Tallahassee, FL	St. Rose, LA
South Orlando, FL	Baton Rouge, LA
Sanford, FL	Bossier City, LA
Merritt Island, FL	San Antonio, TX
Naples, FL	Lake Charles, LA
Gainesville, FL

Atlantic Region	Western Region
Charlotte, NC	Las Vegas, NV
Raleigh, NC	Phoenix, AZ
Charleston, SC	Denver, CO
Wilmington, NC	Tucson, AZ
Durham, NC	Denver (Central), CO
Fayetteville, NC	Littleton (South), CO
Florence, SC	San Bernardino, CA
Columbia, SC	Anaheim, CA
Greenville, NC	San Diego, CA
Greer, SC	Sacramento, CA
Richmond, VA	Roseville, CA
Norfolk, VA	San Lorenzo, CA
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

None.

PART II

Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Shares of our Class A common stock trade on the NYSE under the symbol "NEFF". There is no established public trading market for our Class B common stock. The following table sets forth, for the periods indicated, the intra-day high and low sale prices for our common stock, as reported by the NYSE.

		High	Low
2016:
	First Quarter	$7.86	$3.62
	Second Quarter	11.68	7.01
	Third Quarter	11.05	8.05
	Fourth Quarter	15.20	8.50

2015:
	First Quarter	$11.58	$6.91
	Second Quarter	12.25	9.56
	Third Quarter	10.93	5.31
	Fourth Quarter	8.70	5.45

HOLDERS

As of the close of business on February 23, 2017, there was 3 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. Since many of the shares of Class A common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

DIVIDEND AND DISTRIBUTION POLICY
The Company has not paid any cash dividend on its common stock since inception. We do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. See "Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—We do not intend to pay dividends on our Class A common stock for the foreseeable future." In addition, we are a holding company and have no direct operations, and therefore we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. The terms of indebtedness of our subsidiaries restrict our subsidiaries from paying dividends to us. See the Liquidity and Capital Resources section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 - Debt of our financial statements included in this annual report on Form 10-K for a description of these restrictions.
Neff Holdings paid cash distributions to our Prior LLC Owners during the year ended December 31, 2014 of $329.9 million. No cash distributions were made during the year ended December 31, 2015. During the year ended December 31, 2016, Neff Holdings paid cash distributions of $0.3 million for a tax liability attributable to a Wayzata fund. Neff Holdings will continue to make tax distributions to its members in accordance with the Neff Holdings LLC agreement.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table provides information about acquisitions of Neff Corporation's Class A common stock by Neff Corporation during the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2016 to October 31, 2016	600	$9.00	600	$13,693,123
November 1, 2016 to November 30, 2016	51,703	8.75	51,703	13,240,868
December 1, 2016 to December 31, 2016	—	—	—	13,240,868
Total	52,303	$8.75	52,303	$13,240,868

(1)
On November 11, 2015, we announced that our Board approved on November 10, 2015, a share repurchase program authorizing up to $25 million in share repurchases of Neff Corporation's Class A common stock in open market and negotiated purchases from time to time, dependent on market conditions.

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

The following stock performance graph illustrates the cumulative total shareholder return on our Class A common stock for the period from November 21, 2014 (the first day of trading for our Class A common stock on the NYSE) to December 31, 2016, as compared to the Russell 2000 Index and an industry peer group selected by us. The peer group we selected is comprised of the following companies: United Rentals, Inc., Hertz Global Holdings, Inc., H&E Equipment Services Inc., and The Ashtead Group, PLC.
The comparison assumes (i) a hypothetical investment of $100 in our Class A common stock and the two above mentioned indices on November 21, 2014 and (ii) the full reinvestment of all dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our Class A common stock.

COMPARISON OF 25 MONTH CUMULATIVE TOTAL RETURN*

Among Neff Corporation, the Russell 2000 Index, and a Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
11/21/14
12/14
2/15
4/15
6/15
8/15
10/15
12/15
2/16
4/16
6/16
8/16
10/16
12/16
Neff Corporation
Russell 2000
Peer Group

*$100 invested on 11/21/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Russell Investment Group. All rights reserved.

Item 6.        SELECTED FINANCIAL DATA
The following tables present the selected financial data of Neff Holdings and its consolidated subsidiaries prior to the IPO and Neff Corporation and its consolidated subsidiaries, including Neff Holdings, subsequent to the IPO, as of the dates and for the periods indicated.
We have derived the selected financial data as of and for the years ended December 31, 2016 and 2015 from the audited consolidated financial statements of Neff Corporation included elsewhere in this annual report on Form 10-K. We have derived the selected financial data as of and for the years ended December 31, 2014, 2013 and 2012 from the audited consolidated financial statements of Neff Holdings not included in this annual report on Form 10-K.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands of dollars)
Statement of Operations Data:
Revenues
Rental revenues	$360,125	$335,990	$324,099	$281,038	$234,609
Equipment sales	23,303	34,772	34,479	33,487	44,828
Parts and service	13,556	13,099	13,382	12,682	11,540
Total revenues	396,984	383,861	371,960	327,207	290,977
Cost of revenues
Cost of equipment sold	14,728	23,061	19,147	19,204	25,528
Depreciation of rental equipment	88,720	83,943	73,274	70,768	66,017
Cost of rental revenues	87,810	80,007	81,040	74,482	69,337
Cost of parts and service	7,592	7,598	8,180	7,677	6,982
Total cost of revenues	198,850	194,609	181,641	172,131	167,864
Gross profit	198,134	189,252	190,319	155,076	123,113
Other operating expenses
Selling, general and administrative expenses	96,888	90,531	81,990	78,617	71,621
Other depreciation and amortization	9,672	10,498	9,591	8,968	9,041
Transaction bonus(1)	—	—	24,506	—	—
Total other operating expenses	106,560	101,029	116,087	87,585	80,662
Income from operations	91,574	88,223	74,232	67,491	42,451
Other expenses (income)
Interest expense(2)	43,844	44,572	43,542	26,527	24,682
Loss on extinguishment of debt(3)	—	—	20,241	—	—
Adjustment to tax receivable agreement	372	(2,424)	—	—	—
Other non-operating expenses, net(4)	1,287	2,265	—	—	102
Total other expenses (income)	45,503	44,413	63,783	26,527	24,784
Income before income taxes	46,071	43,810	10,449	40,964	17,667
(Provision for) benefit from income taxes	(6,829)	(3,625)	5,359	(471)	(159)
Net income	39,242	40,185	15,808	40,493	17,508
Less: net income attributable to non-controlling interest	28,502	24,594	14,209	40,493	17,508
Net income attributable to Neff Corporation	$10,740	$15,591	$1,599	$—	$—

Weighted average shares of Class A common stock outstanding:
Basic	9,358	10,477	10,476
Diluted	9,667	12,069	12,011
Net income attributable to Neff Corporation per share of Class A common stock(5):
Basic	$1.15	$1.49	$0.15
Diluted	$1.11	$1.29	$0.13

Balance Sheet Data (as of period end):
Cash and cash equivalents	$900	$289	$207	$190	$586
Rental equipment:
Rental equipment at cost	782,406	713,916	628,387	514,520	440,810
Accumulated depreciation	(320,322)	(256,446)	(208,142)	(167,264)	(124,930)
Rental equipment, net	462,084	457,470	420,245	347,256	315,880
Total assets(6)	648,421	644,826	600,917	512,611	473,093
Total indebtedness, net(6)(7)	691,391	721,665	711,464	465,109	336,655
Stockholders' deficit / members' surplus	(79,208)	(94,614)	(110,331)	3,082	71,365

Cash Flow Data:
Cash flow from operating activities	148,916	122,214	94,086	108,410	68,331
Cash flow from investing activities	(101,167)	(129,409)	(127,713)	(125,332)	(131,022)
Cash flow from financing activities	(47,138)	7,277	33,644	16,526	63,115

(1)	Represents payments to management and certain members of Neff Holdings' board of managers made in connection with the consummation of the refinancing of the senior secured notes.

(2)	Interest expense includes the amortization of debt issue costs (see footnote (4)).

(3)
Loss on extinguishment of debt includes $8.7 million in unamortized debt issue costs and $7.2 million in call premiums related to the repayment of the senior secured notes and $1.7 million in unamortized debt issue costs and write-off of original issue discount and $2.6 million in prepayment premiums and expenses related to the prepayment of the Second Lien Loan.

(4)
Other, non-operating expenses, net also includes $1.3 million, $2.3 million and $0.1 million for loss on interest rate swaps for the years ended December 31, 2016, 2015 and 2012, respectively. Amortization of debt issue costs of $1.5 million, $3.1 million, $1.9 million and $1.5 million for the years ended December 31, 2015, 2014, 2013 and 2012, respectively, were reclassified to interest expense (see footnote (2)) in accordance with the Financial Accounting Standards Board's Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30). Refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion.

(5)	For the years ended December 31, 2016 and 2015 and the period November 26, 2014 through December 31, 2014.

(6)
Unamortized debt issuance costs of $8.9 million, $10.4 million, $14.1 million and $6.0 million for the years ended December 31, 2015, 2014, 2013, and 2012, respectively, were reclassified from prepaid expenses and other assets to total liabilities as a direct deduction to the related debt liability in accordance with the Financial Accounting Standards Board's Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30). Refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion.

(7)	As of December 31, 2016, our outstanding indebtedness consisted of borrowings under the Revolving Credit Facility and the Second Lien Loan.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the sections titled "Risk Factors," "Selected Financial Data" and the financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. The historical financial data discussed below reflects the historical results of operations and financial condition of Neff Holdings and its consolidated subsidiaries prior to Neff Corporation's IPO completed on November 26, 2014 and Neff Corporation and its consolidated subsidiaries, Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, subsequent to the IPO. See "Organizational Transactions" included in Note 11 - Capital Structure in this annual report on Form 10-K for a description of the Organizational Transactions and their effect on our historical results of operations. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our expected tax rate and benefits and estimated amounts payable pursuant to the Tax Receivable Agreement, liquidity, expected capital expenditures, anticipated future indebtedness or financings and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" and "Forward-Looking Statements." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Beginning in the second half of 2011 and continuing through the present, the U.S. construction industry has been growing, which in turn has had a positive impact on the equipment rental industry. We believe that the rental industry will continue to benefit from improving macroeconomic and construction industry conditions. Industry research sources have recently provided optimistic outlooks for U.S. construction spending, including FMI Construction Outlook, which estimates total U.S. construction spending to grow by more than 4.2% from 2016 through 2020. We believe that part of this industry growth will be driven by the ongoing secular shift in North America toward reliance on equipment rental instead of ownership, as evidenced by the increasing penetration rate. According to the American Rental Association Equipment Rental Penetration Index, the penetration rate increased from 51% in 2011 to 53% in 2016. We believe that the shift from owning to renting equipment in North America will continue as construction and industrial firms recognize the advantages of renting rather than owning equipment, and that this trend will continue to result in increased penetration rates in the future. We believe that these trends should continue to support increased rental demand and will result in continued improvement in our business. However, these macroeconomic factors are outside of our control, and we cannot assure you that the improvement in our operating results that we have experienced will continue in future periods. See "Risk Factors—Risks Relating to Our Business—The equipment rental industry is highly cyclical. Decreases in construction or industrial activities could materially adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge."
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
Financial Highlights
For the year ended December 31, 2016, our rental revenues increased 7.2% to $360.1 million as compared to the prior year and our total revenues increased 3.4% to $397.0 million. The increase in our rental revenues was driven by a 6.8% increase in the average OEC (as defined in Key Performance Measures) of our rental fleet to $813.6 million and an increase of 30 basis points in time utilization to 67.1%, with an offsetting decrease in our rental rates of 0.5%. Net income decreased 2.3% to $39.2 million for the year ended December 31, 2016 as compared to the prior year, and our Adjusted EBITDA (as defined below) increased 4.1% to $193.8 million for the year ended December 31, 2016 as compared to the prior year.
"EBITDA" is defined as net income plus interest expense, provision for (benefit from) income taxes, depreciation of rental equipment and other depreciation and amortization. "Adjusted EBITDA" is defined as EBITDA further adjusted to give effect to other items that we do not consider to be indicative of our ongoing operations, including for the periods presented loss on extinguishment of debt, the transactions bonuses, rental split expense, equity-based compensation expense, adjustment to tax receivable agreement and loss on interest rate swap. EBITDA and Adjusted EBITDA are not measures of performance in accordance with US GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with US GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of cash flow for management's discretionary use, as they exclude certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this annual report on Form 10-K is appropriate because securities analysts, investors and other interested parties use these non-US GAAP financial measures as important measures of assessing our operating performance across periods on a consistent basis. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our significant amount of indebtedness; and

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
The following table reconciles EBITDA and Adjusted EBITDA to our net income for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands of dollars)
Net income	$39,242	$40,185	$15,808
Interest expense	43,844	44,572	43,542
Provision for (benefit from) income taxes	6,829	3,625	(5,359)
Depreciation of rental equipment	88,720	83,943	73,274
Other depreciation and amortization	9,672	10,498	9,591
EBITDA	188,307	182,823	136,856
Loss on extinguishment of debt(a)	—	—	20,241
Transaction bonus(b)	—	—	24,506
Rental split expense(c)	1,852	2,300	3,658
Equity based compensation expense(d)	2,000	1,249	883
Adjustment to tax receivable agreement(e)	372	(2,424)	—
Loss on interest rate swap(f)	1,287	2,265	—
Adjusted EBITDA	$193,818	$186,213	$186,144

(a)	Represents expenses and realized losses that were incurred in connection with the redemption of the senior secured notes and the prepayment made in connection with the IPO.

(b)	Represents payments to management and certain members of Neff Holdings' board of managers made in connection with the consummation of the refinancing of the senior secured notes.

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

Company Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase common membership units (the "Common Units") in Neff Holdings which was wholly owned by private investment funds managed by the Wayzata Funds prior to the IPO. In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has repurchased 1.7 million shares of Class A common stock for a total cost of $11.8 million, including commissions. As of December 31, 2016, the number of shares of Class A common stock outstanding was 8,859,662.
The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the consolidated results of the Company.
Neff Corporation, is the sole managing member of Neff Holdings and owns Common Units of Neff Holdings representing a 37.2% equity interest in Neff Holdings, as of December 31, 2016. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.
The Wayzata Funds retain Common Units in Neff Holdings representing a collective 62.8% economic interest and a non-controlling interest in Neff Holdings, and we reflect the Wayzata Funds' collective economic interest as a non-controlling interest in our consolidated financial statements. As a result, our net income attributable to us represents 37.2% of Neff Holdings' net income and our only material asset is our corresponding 37.2% economic interest and controlling interest in Neff Holdings. Neff

Corporation is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.
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

•
Potential Tax Benefit Due to Special Allocations in connection with the IPO and Future Step-up In Basis—As a result of the organizational transactions (Note 11) and pursuant to U.S. Treasury regulations governing the purchase of an equity interest in a partnership (including a limited liability company such as Neff Holdings that is taxed as a partnership) at a time when the assets of the partnership have a fair market value in excess of tax basis, our purchase of Neff Holdings' Common Units directly from Neff Holdings with a portion of the proceeds from the IPO result in certain special allocations of Neff Holdings' items of loss or deduction to us over time that are in excess of our pro rata share of such items of loss or deduction pursuant to Section 704(c) of the Internal Revenue Code. The principles of Section 704(c) may also serve to allocate items of income or gain to the Wayzata Funds as a result of subsequent dispositions of assets to take into account the difference between the fair market value and basis difference at the time of the organizational transactions (Note 11). We may obtain an increase in our share of the tax basis of the assets of Neff Holdings in the future, when each Prior LLC Owner receives shares of our Class A common stock or cash at our election in connection with an exercise of such Prior LLC Owner's right to have Common Units in Neff Holdings held by such Prior LLC Owner redeemed by Neff Holdings or, at the election of Neff Corporation, exchanged (which we intend to treat as our direct purchase of Common Units from such Prior LLC Owner for U.S. federal income and other applicable tax purposes, regardless of whether such Common Units are surrendered by a Prior LLC Owner to Neff Holdings for redemption or sold to us upon the exercise of our election to acquire such Common Units directly). The special allocations and step-up in tax basis described above may result in a reduction in the amount of taxes that we are required to pay relative to the amount of taxes payable by other members of Neff Holdings who are similarly situated but who do not receive a similar step-up in basis or special allocations.

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

•
Interest Expense:  relates primarily to interest expense incurred in connection with our long-term debt facilities and the amortization of the related original issue discount and debt issue costs, in each case for the periods in which those debt obligations were outstanding.

We utilize rental splits in our operations. Rental splits are a consignment arrangement of new equipment by OEMs in which we hold their equipment in our rental fleet for a period of time (typically between three and 12 months) and agree to share with the OEM a percentage of the rental revenue we receive on the rental of that unit. We do not take title to the unit under this arrangement and we can return the unit to the OEM at any time at no additional cost to us. We also can elect to purchase the unit from the OEM from time to time. The revenue we pay to the OEM under rental splits is expensed in cost of rental revenues on our statement of operations, but added back to Adjusted EBITDA in order to maintain comparability to our results from period to period. If we exercise the option to purchase the unit, the unit becomes part of our rental fleet and is depreciated, with depreciation added back to Adjusted EBITDA. Before we exercise the option to purchase a unit, we count the unit as part of our rental fleet for OEC calculations but do not depreciate the unit. As of December 31, 2016, rental splits accounted for approximately 0.9% of our average OEC.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table illustrates our operating activity for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31,
	2016	2015	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$360,125	$335,990	7.2
Equipment sales	23,303	34,772	(33.0)
Parts and service	13,556	13,099	3.5
Total revenues	396,984	383,861	3.4
Cost of revenues
Cost of equipment sold	14,728	23,061	(36.1)
Depreciation of rental equipment	88,720	83,943	5.7
Cost of rental revenues	87,810	80,007	9.8
Cost of parts and service	7,592	7,598	(0.1)
Total cost of revenues	198,850	194,609	2.2
Gross profit	198,134	189,252	4.7
Other operating expenses
Selling, general and administrative expenses	96,888	90,531	7.0
Other depreciation and amortization	9,672	10,498	(7.9)
Total other operating expenses	106,560	101,029	5.5
Income from operations	91,574	88,223	3.8
Other expenses (income)
Interest expense	43,844	44,572	(1.6)
Adjustment to tax receivable agreement	372	(2,424)	nm
Loss on interest rate swap	1,287	2,265	(43.2)
Total other expenses (income)	45,503	44,413	2.5
Income before income taxes	46,071	43,810	5.2
Provision for income taxes	(6,829)	(3,625)	88.4
Net income	39,242	40,185	(2.3)
Less: net income attributable to non-controlling interest	28,502	24,594	15.9
Net income attributable to Neff Corporation	$10,740	$15,591	(31.1)
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the year ended December 31, 2016 increased 3.4% to $397.0 million from $383.9 million for the year ended December 31, 2015. The components of our revenues are rental revenues, equipment sales, and parts and service and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the year ended December 31, 2016 increased 7.2% to $360.1 million from $336.0 million for the year ended December 31, 2015. The increase in rental revenues was due to the following: approximately 73% was attributable to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and the remaining 27% was attributable to an increase in time utilization. For the year ended December 31, 2016, the average OEC of our rental fleet increased by 6.8% to $813.6 million from $761.9 million at December 31, 2015, as a result of increased capital expenditures. Time utilization for the year ended December 31, 2016 increased to 67.1% from 66.8% for the year ended December 31, 2015. For the year ended December 31, 2016, we estimate that our rental rates decreased 0.5% as compared to the year ended December 31, 2015.

Equipment Sales.     Equipment sales for the year ended December 31, 2016 decreased 33% to $23.3 million from $34.8 million for the year ended December 31, 2015. The decrease in equipment sales revenues was primarily due to decreased volume of sales of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the year ended December 31, 2016 increased 3.5% to $13.6 million from $13.1 million for the year ended December 31, 2015. The increase in these revenues for the year ended December 31, 2016 was primarily due to increased parts, repair and fuel costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment decreased by $8.3 million to $14.7 million for the year ended December 31, 2016 from $23.1 million for the year ended December 31, 2015. The decrease in costs associated with the sale of rental equipment was due primarily to the decrease in equipment sales. This decrease was partially offset by an increase in used equipment sales gross profit. Gross profit margin on used equipment sales for the year ended December 31, 2016 increased to 36.8% for the year ended December 31, 2016 from 33.7% for the year ended December 31, 2015, primarily as a result of the mix of equipment sold.
Depreciation of Rental Equipment.    Depreciation of rental equipment increased 5.7% to $88.7 million for the year ended December 31, 2016 from $83.9 million for the year ended December 31, 2015. The increased depreciation expense of rental equipment was primarily due to the increase in the number of units in our rental fleet and the related increase in the cost of our rental equipment. As a percentage of rental revenues, depreciation of rental equipment decreased to 24.6% for the year ended December 31, 2016 from 25.0% for the year ended December 31, 2015.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 9.8% to $87.8 million for the year ended December 31, 2016 from $80.0 million for the year ended December 31, 2015. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses and repair costs, partially offset by decreases in fuel and rental split expenses. As a percentage of rental revenues, cost of rental revenues increased to 24.4% for the year ended December 31, 2016 from 23.8% for the year ended December 31, 2015.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues remained relatively consistent at $7.6 million for the year ended December 31, 2016.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended December 31, 2016 increased $6.4 million, or 7%, to $96.9 million from $90.5 million for the year ended December 31, 2015. The net increase in selling, general and administrative expenses was attributable to several factors. Employee salaries, benefits and related employee expenses increased $4.9 million primarily as a result of higher headcount, salaries and payroll taxes. Rent and bad debt expenses also increased while public company expenses decreased $1.5 million year over year. As a percentage of total revenues, selling, general and administrative expenses increased to 24.4% for the year ended December 31, 2016 from 23.6% for the year ended December 31, 2015.
Other Depreciation and Amortization.    Other depreciation and amortization expense decreased to $9.7 million for the year ended December 31, 2016 from $10.5 million for the year ended December 31, 2015. The decrease was primarily due to a decrease in depreciation expense for property and equipment as well as a decrease in amortization expense compared to prior year.
Interest Expense.    Interest expense for the year ended December 31, 2016 decreased 1.6% to $43.8 million from $44.6 million for the year ended December 31, 2015. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate of our Revolving Credit Facility in addition to a decrease in the balance outstanding on our Second Lien Loan.
Adjustment to Tax Receivable Agreement.    Adjustment to Tax Receivable Agreement for the year ended December 31, 2016 consisted of a $0.4 million increase in the liability primarily due to changes in estimated future payments. The Adjustment to Tax Receivable Agreement for the year ended December 31, 2015 was a $2.4 million decrease in the liability due to the tax receivable agreement amendment and changes in estimated future payments.
Loss on Interest Rate Swap.    Loss on interest rate swap for the year ended December 31, 2016 was $1.3 million and included $0.3 million of unrealized losses on the interest rate swap related to the change in fair value and $1.0 million of settlement payments made. In March 2015, the Company entered into and recorded the interest rate swap on its consolidated balance sheet. The interest rate swap is not accounted for as a hedge and changes in fair value are included directly in the consolidated statement of operations.  Loss on interest rate swap for the year ended December 31, 2015 was $2.3 million and included $1.9 million of unrealized losses on the interest rate swap related to the change in fair value and $0.4 million of settlement payments made.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table illustrates our operating activity for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31,
	2015	2014	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$335,990	$324,099	3.7
Equipment sales	34,772	34,479	0.8
Parts and service	13,099	13,382	(2.1)
Total revenues	383,861	371,960	3.2
Cost of revenues
Cost of equipment sold	23,061	19,147	20.4
Depreciation of rental equipment	83,943	73,274	14.6
Cost of rental revenues	80,007	81,040	(1.3)
Cost of parts and service	7,598	8,180	(7.1)
Total cost of revenues	194,609	181,641	7.1
Gross profit	189,252	190,319	(0.6)
Other operating expenses
Selling, general and administrative expenses	90,531	81,990	10.4
Other depreciation and amortization	10,498	9,591	9.5
Transaction bonus	—	24,506	nm
Total other operating expenses	101,029	116,087	(13.0)
Income from operations	88,223	74,232	18.8
Other expenses (income)
Interest expense	44,572	43,542	2.4
Loss on extinguishment of debt	—	20,241	nm
Adjustment to tax receivable agreement	(2,424)	—	nm
Loss on interest rate swap	2,265	—	nm
Total other expenses (income)	44,413	63,783	(30.4)
Income before income taxes	43,810	10,449	nm
(Provision for) benefit from income taxes	(3,625)	5,359	nm
Net income	40,185	15,808	nm
Less: net income attributable to non-controlling interest	24,594	14,209	73.1
Net income attributable to Neff Corporation	$15,591	$1,599	nm
_____________________________
"nm"—means not meaningful
Total Revenues. Total revenues for the year ended December 31, 2015 increased 3.2% to $383.9 million from $372.0 million for the year ended December 31, 2014. The components of our total revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues. Rental revenues for the year ended December 31, 2015 increased 3.7% to $336.0 million from $324.1 million for the year ended December 31, 2014. Approximately 80% of the increase in rental revenues was due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet. The remaining portion of the increase was attributable to an increase in rental rates which was partially offset by a decline in time utilization. For the year ended December 31, 2015, the average OEC of our rental fleet increased by 10.6% to $761.9 million at December 31, 2015 from $688.7 million at December 31, 2014, as a result of increased capital expenditures. For the year ended December 31, 2015, we estimate that our rental rates increased 1.0% as compared to the year ended December 31, 2014. Time utilization for the year ended December 31, 2015 decreased to 66.8% from 69.7% for the year ended December 31, 2014 primarily due to decreased activity among our customers operating in the oil and gas markets combined with extreme weather conditions in several of our regions during the second quarter of 2015.

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

Transaction Bonus. Transaction bonus expense for the year ended December 31, 2014 was $24.5 million. This amount reflects payments made in connection with the consummation of the refinancing of the senior secured notes on June 9, 2014. There was no transaction bonus expense for the year ended December 31, 2015.

Interest Expense. Interest expense for the year ended December 31, 2015 increased 2.4% to $44.6 million from $43.5 million for the year ended December 31, 2014. The increase in interest expense was primarily due to the increase in outstanding debt as a result of the refinancing of the senior secured notes. Additionally, amortization of debt issue costs decreased $1.5 million over the period. The decrease was primarily due to debt costs related to the Second Lien Loan being amortized over a longer term than the debt issue costs related to the senior secured notes.

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
Our largest use of liquidity has been and will continue to be the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the years ended December 31, 2016 and 2015, our net capital expenditures totaled approximately $89.6 million and $112.7 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
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
For each of the years ended December 31, 2016 and 2015, our net other purchases of property and equipment totaled approximately $11.5 million and $13.1 million, respectively. We have historically financed these net other capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1.7 million shares of Class A common stock for a total cost of $11.8 million, including commissions.

We may use liquidity going forward to make payments under the Tax Receivable Agreement. For the year ended December 31, 2016, we did not make any payments under the Tax Receivable Agreement. We expect the actual payments under the Tax Receivable Agreement could vary depending on a number of factors (see Tax Receivable Agreement under the Company Structure and Effects of the Organizational Transactions in the "Management's Discussions and Analysis of Financial Condition and Results of Operations").

As of December 31, 2016, our total leverage ratio is 3.60. Under the terms of the Second Lien Loan, if the total leverage ratio is less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $11.8 million will be made during 2017. Other than mandatory prepayments under the terms of our Second Lien Loan as of December 31, 2016, we are not required to make any additional principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments and mandatory prepayments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of December 31, 2016, our principal sources of liquidity consisted of $148.9 million of cash generated from operations, $0.9 million of cash and cash equivalents and availability of $223.0 million under our Revolving Credit Facility, subject to customary borrowing conditions. We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months; however, there can be no assurance that this will be the case. The borrowing capacity under our Revolving Credit Facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan. We were in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan as of December 31, 2016.

We may from time to time seek to retire or purchase our Class A common stock or retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

To the extent we require additional liquidity, we anticipate that it will be funded through the incurrence of other indebtedness (which may include capital markets indebtedness, the incremental facility under the credit agreement for the Second Lien Loan or indebtedness under other credit facilities), equity financings or a combination thereof; however, there can be no assurance that we will be able to fund such additional liquidity needs on commercially acceptable terms or at all. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows for the Years Ended December 31, 2016 and 2015

Net cash provided by operating activities of $148.9 million as compared to $122.2 million for the year ended December 31, 2015. Net income of $39.2 million when adjusted by various non-cash items, such as the gain on sale of equipment of $8.6 million, unrealized loss on interest rate swap of $0.3 million, adjustment to the tax receivable agreement of $0.4 million and depreciation of $97.3 million, resulted in net cash provided by operating activities of $148.9 million.
Net cash used in investing activities was $101.2 million for the year ended December 31, 2016 as compared to $129.4 million for the year ended December 31, 2015. Cash used for the purchase of rental equipment was $112.9 million for the year ended December 31, 2016 compared to $147.5 million for the year ended December 31, 2015. We received $23.3 million in cash proceeds from the sale of equipment for the year ended December 31, 2016 compared to $34.8 million for the year ended December 31, 2015.
Cash used in financing activities was $47.1 million for the year ended December 31, 2016 compared to cash provided by activities of $7.3 million for the year ended December 31, 2015. The decrease in cash provided by financing activities was primarily due to a reduction in borrowings from the Revolving Credit Facility, an increase in debt payments for the Revolving Credit Facility and Second Lien Loan, additional repurchases of Class A common stock made during the year ended December 31, 2016 and payments for Neff Holdings LLC stock option exercises as compared to prior year.
Cash Flows for the Years Ended December 31, 2015 and 2014
For the year ended December 31, 2015, our operating activities provided net cash flow of $122.2 million as compared to $94.1 million for the year ended December 31, 2014. The increase in cash flows from operating activities was due primarily to the payment of the Transaction Bonus to management and certain members of Neff Holdings' board of managers, earned in connection with the consummation of the refinancing of the senior secured notes, which was paid in the year ended December 31, 2014 and was not paid in the year ended December 31, 2015.
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

Net cash provided by financing activities was $7.3 million for the year ended December 31, 2015 compared to $33.6 million for the year ended December 31, 2014. As part of the refinancing of the senior secured notes in the year ended December 31, 2014, we received $572.1 million in net proceeds from the Second Lien Loan which was offset partially by prepayment of our senior secured notes totaling $207.2 million (including call premiums), payment of a $329.9 million distribution in June 2014 and other refinancing related fees and expenses. As part of the IPO in the year ended December 31, 2014, we received $146.1 million in net proceeds from the sale of Class A common stock which was used to prepay $96.0 million in Second Lien Loans, to pay Second Lien Loan prepayment penalties and expenses of $2.6 million, to repay $40.0 million in borrowings under the Revolving Credit Facility and to pay other IPO expenses of $7.5 million.
Revolving Credit Facility
On October 1, 2010, certain of our subsidiaries entered into the Revolving Credit Facility with a syndicate of banks and financial institutions including Bank of America, N.A. and Wells Fargo Capital Finance, LLC as the co-collateral agents. Bank of America, N.A. is the agent, swing-line lender and letter of credit issuer. The Revolving Credit Facility was amended and restated on November 20, 2013, and further amended on June 9, 2014 as part of the refinancing of the senior secured notes.
The Revolving Credit Facility provides $475.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of December 31, 2016, the borrowing base under the Revolving Credit Facility was $475.0 million. As of December 31, 2016, we had $222.5 million in borrowings under the Revolving Credit Facility, net of unamortized debt issue costs of $3.9 million. The Revolving Credit Facility matures on February 25, 2021. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus (a) 200 basis points if the average availability for the period is less than $125.0 million, (b) 175 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (c) 150 basis points if the average availability for the period is greater than $225.0 million. The base rate loans bear interest at the sum of (a) (i) 100 basis points if the average availability for the period is less than $125.0 million, (ii) 75 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (iii) 50 basis points if the average availability for the period is greater than $225.0 million plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.375% if less than 0.50% of the daily average unused portion under the Revolving Credit Facility is utilized and 0.250% if 50% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $47.5 million as of December 31, 2016, which require us to maintain (i) a consolidated total leverage ratio of not more than 5.00 to 1.00 for each fiscal quarter ended during the period from February 25, 2016 through and including December 31, 2016, stepping down to 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2017 through and including December 31, 2017, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from January 1, 2018 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of December 31, 2016, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $223.0 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
Second Lien Loan
Our subsidiary, Neff Rental LLC, became a party to the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. As of December 31, 2016, we had $468.9 million in borrowings under the Second Lien Loan, net of unamortized original issue discount of $1.7 million and unamortized debt issue costs of $5.1 million. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given LIBOR currently is less than 1.00%, our interest rate as of December 31, 2016 under the Second Lien Loan was 7.25% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 15, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period. Additionally, we must make mandatory prepayments of principal on the Second Lien Loan if we receive net cash proceeds from asset sales (as defined in the Second Lien Loan) or the issuance or incurrence of indebtedness (except for permitted refinancing debt as defined in the Second Lien Loan). We prepaid $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO on November 26, 2014 and paid approximately $1.9 million in prepayment premiums in connection with that prepayment. On March 17, 2016, we paid a mandatory prepayment of $3.3 million, equal to 25% of our excess cash flow for the year ended December 31, 2015. A mandatory prepayment of $11.8 million, equal to 25% of our excess cash flow for the year ended December 31, 2016, will be paid during 2017.
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
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
In the normal course of our business activities, we lease real estate for our headquarters and branch locations and we may from time to time lease rental equipment and non-rental equipment under operating leases. See "—Contractual and Commercial Commitments."
Contractual and Commercial Commitments
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments. The following table summarizes our contractual and commercial obligations at December 31, 2016 on an actual basis:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations	(in thousands of dollars)
Revolving Credit Facility(1)	$226,400	$—	$—	$226,400	$—
Interest on Revolving Credit Facility(2)	25,135	6,068	12,135	6,932	—
Second Lien Loan(3)	475,651	11,832	—	463,819	—
Interest on Second Lien Loan(2)	149,249	33,627	67,254	48,368	—
Due to non-controlling interest holders in connection with Tax Receivable Agreement(4)	29,505	3,927	13,309	10,424	1,846
Operating leases(5)	29,260	7,717	11,636	5,901	4,006
Total	$935,200	$63,171	$104,334	$761,844	$5,852

(1)
Includes approximately $4.1 million in outstanding letters of credit as of December 31, 2016. For purposes of this table, we treat revolving balances outstanding under our Revolving Credit Facility as due at maturity.

(2)
Future interest payments are calculated based on the assumption that (a) all debt outstanding as of December 31, 2016 remains outstanding until maturity, (b) the per annum rate of interest applicable to the indebtedness as of December 31, 2016 remains constant until maturity, (c) any accrued and unpaid interest prior to December 31, 2016 is excluded and (d) the unused line commitment fee, if applicable, is included at a constant rate per annum against the amount of the unused line as of December 31, 2016 through maturity.

(3)
We incurred our $575.0 million Second Lien Loan as part of the refinancing of the senior secured notes on June 9, 2014. The Second Lien Loan matures on June 9, 2021, does not have any scheduled amortization and bears interest at a variable rate based, at our election, on either a Eurodollar rate or a base rate. As of December 31, 2016, the rate on the Second Lien Loan was 7.25% per annum, resulting in annualized interest of approximately $33.6 million per year. We applied $96.0 million of the net proceeds from the IPO to prepay a portion of the Second Lien Loan. As of December 31, 2016, our total leverage ratio is 3.60. Under the terms of the Second Lien Loan, if the total leverage ratio is less than 4.00 to 1.00 but greater than 3.00 to 1.00, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $11.8 million will be made during 2017.

(4)
The timing of the payments due in connection with the Tax Receivable Agreement are subject to certain contingencies including Neff Corporation having sufficient taxable income to utilize tax benefits defined in the Tax Receivable Agreement.

(5)
Represents total operating lease rental payments having initial or remaining non-cancelable lease terms longer than one year. Amounts principally are related to payments required under our leases for our headquarters and branch locations. As of December 31, 2016, we did not have any capital leases. For more information, see Note 16 to our consolidated financial statements included in Item 8 of this annual report on Form 10-K.

From time to time we may also enter into capital leases with respect to equipment, but as of December 31, 2016 and December 31, 2015 we did not have any capital leases. In addition, from time to time we may incur contractual payment obligations under the Tax Receivable Agreement.
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
We perform our goodwill impairment testing annually. We tested our goodwill on October 1 of 2016, 2015 and 2014 and in each case determined that the estimated fair value of our reporting units were substantially in excess of their carrying value and our goodwill was not impaired at any such time.
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
There were no events or circumstances that triggered an impairment test for our long-lived assets and intangibles with finite useful lives at December 31, 2016 and 2015.
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
There were no uncertain tax positions as of December 31, 2016 and 2015.

Payable Pursuant to Tax Receivable Agreement
Our liability of $29.5 million as of December 31, 2016 represents the payments due to the Wayzata Funds and the Prior LLC Owners under the Tax Receivable Agreement. Payments are anticipated to be made under the Tax Receivable Agreement when Neff Corporation utilizes a benefit. The payments are to be made in accordance with the terms of the Tax Receivable Agreement. The timing of the payments is subject to certain contingencies including Neff Corporation having sufficient taxable income to utilize all of the tax benefits defined in the Tax Receivable Agreement.
Recent Accounting Pronouncements
See Note 2 of our audited condensed consolidated financial statements included elsewhere in this annual report on Form 10-K for recently issued accounting pronouncements applicable to us and the effect of those standards on our consolidated financial statements and related disclosures.

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
The variable nature of our obligations under the Revolving Credit Facility and Second Lien Loan creates interest rate risk. In order to mitigate this risk, in March 2015, we entered into the interest rate swap in the notional amount of $200.0 million to effectively converting a portion of its variable rate debt into fixed rate debt on the Revolving Credit Facility for the period between April 8, 2015 and April 8, 2020.

All transactions in derivative financial instruments are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neff Corporation

We have audited the accompanying consolidated balance sheets of Neff Corporation and subsidiaries (combined and consolidated with Neff Holdings LLC and subsidiaries) (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit/members' deficit, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neff Corporation and subsidiaries (combined and consolidated with Neff Holdings LLC and subsidiaries) as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
The consolidating schedules on pages 83-90 have been subjected to audit procedures performed in conjunction with the audit of the Company's consolidating financial statements. The consolidating schedules are the responsibility of the Company's management. Our audit procedures included determining whether the consolidating schedules reconcile to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the consolidating schedules. In our opinion, such schedules are fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.
/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 3, 2017

NEFF CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$900	$289
Accounts receivable, net of allowance for doubtful accounts of $2,481 in 2016 and $2,508 in 2015	64,943	70,328
Inventories	1,867	1,766
Rental equipment, net	462,084	457,470
Property and equipment, net	35,534	33,473
Prepaid expenses and other assets	8,203	5,587
Goodwill	60,644	60,599
Intangible assets, net	14,246	15,314
Total assets	$648,421	$644,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$15,851	$18,948
Accrued expenses and other liabilities	35,074	31,412
Revolving credit facility, net of debt issue costs	222,531	250,472
Second lien loan, net of debt issue costs and original issue discount	468,860	471,193
Payable pursuant to tax receivable agreement	29,505	29,133
Deferred tax liability, net	8,325	9,458
Total liabilities	780,146	810,616

Commitments and contingencies (Note 16)

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 8,859,662 and 10,380,781 shares issued and outstanding as of December 31, 2016 and 2015, respectively	88	104
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of December 31, 2016 and 2015	150	150
Additional paid-in capital	(102,216)	(112,058)
Retained earnings	22,770	17,190
Total stockholders' deficit	(79,208)	(94,614)
Non-controlling interest	(52,517)	(71,176)
Total stockholders' deficit and non-controlling interest	(131,725)	(165,790)
Total liabilities and stockholders' deficit and non-controlling interest	$648,421	$644,826
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Revenues
Rental revenues	$360,125	$335,990	$324,099
Equipment sales	23,303	34,772	34,479
Parts and service	13,556	13,099	13,382
Total revenues	396,984	383,861	371,960
Cost of revenues
Cost of equipment sold	14,728	23,061	19,147
Depreciation of rental equipment	88,720	83,943	73,274
Cost of rental revenues	87,810	80,007	81,040
Cost of parts and service	7,592	7,598	8,180
Total cost of revenues	198,850	194,609	181,641
Gross profit	198,134	189,252	190,319
Other operating expenses
Selling, general and administrative expenses	96,888	90,531	81,990
Other depreciation and amortization	9,672	10,498	9,591
Transaction bonus	—	—	24,506
Total other operating expenses	106,560	101,029	116,087
Income from operations	91,574	88,223	74,232
Other expenses (income)
Interest expense	43,844	44,572	43,542
Loss on extinguishment of debt	—	—	20,241
Adjustment to tax receivable agreement	372	(2,424)	—
Loss on interest rate swap	1,287	2,265	—
Total other expenses (income)	45,503	44,413	63,783
Income before income taxes	46,071	43,810	10,449
(Provision for) benefit from income taxes	(6,829)	(3,625)	5,359
Net income	39,242	40,185	15,808
Less: net income attributable to non-controlling interest	28,502	24,594	14,209
Net income attributable to Neff Corporation	$10,740	$15,591	$1,599

			November 26, 2014 through December 31, 2014
Net income attributable to Neff Corporation per share of Class A common stock
Basic	$1.15	$1.49	$0.15
Diluted	$1.11	$1.29	$0.13
Weighted average shares of Class A common stock outstanding
Basic	9,358	10,477	10,476
Diluted	9,667	12,069	12,011
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in thousands)

	Neff Holdings		Neff Corporation
			Class A Common Stock		Class B Common Stock
	Members' Deficit	Accumulated (Deficit) Surplus	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling interest	Total stockholders' deficit / members' deficit and non-controlling interest
BALANCE—January 1, 2014	$(5,688)	$8,770	—	$—	—	$—	$—	$—	$—	$3,082
Return of capital to members (Note 11)	(329,885)	—	—	—	—	—	—	—	—	(329,885)
Equity-based compensation expense through November 26, 2014	819	—	—	—	—	—	—	—	—	819
Net income through November 26, 2014	—	10,429	—	—	—	—	—	—	—	10,429
BALANCE prior to organizational transactions and IPO (Note 11)	(334,754)	19,199	—	—	—	—	—	—	—	(315,555)
Sale of Class A common stock in IPO, net of $6,204 in issuance costs and underwriters' discount	—	—	10,476	105	14,952	150	139,684	—	—	139,939
Purchase of Neff Holdings units by Neff Corporation	146,143	—	—	—	—	—	(146,143)	—	—	—
Record deferred tax assets and liabilities and tax receivable liability	—	—	—	—	—	—	(35,928)	—	—	(35,928)
Initial allocation of non-controlling interest	188,611	(19,199)	—	—	—	—	(69,798)	—	(99,614)	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	64	64
Net income from IPO to December 31, 2014	—	—	—	—	—	—	—	1,599	3,780	5,379
BALANCE—December 31, 2014	—	—	10,476	105	14,952	150	(112,185)	1,599	(95,770)	(206,101)
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	—	—	—	(283)	—	—	(283)
Equity-based compensation expense	—	—	—	—	—	—	1,249	—	—	1,249
Stock issued for restricted stock units	—	—	18	—	—	—	—	—	—	—
Stock repurchased and canceled	—	—	(113)	(1)	—	—	(839)	—	—	(840)
Net income	—	—	—	—	—	—	—	15,591	24,594	40,185
BALANCE—December 31, 2015	—	—	10,381	104	14,952	150	(112,058)	17,190	(71,176)	(165,790)
Equity-based compensation expense	—	—	—	—	—	—	2,000	—	—	2,000
Stock issued for restricted stock units	—	—	44	—	—	—	—	—	—	—
Neff Holdings LLC stock option exercises	—	—	—	—	—	—	—	(3,770)	—	(3,770)
Stock repurchased and canceled	—	—	(1,565)	(16)	—	—	—	(10,885)	—	(10,901)
Adjustment for change in ownership interest	—	—	—	—	—	—	—	9,495	(9,495)	—
Tax impact of common unit repurchases	—	—	—	—	—	—	7,842	—	—	7,842
Distributions to member	—	—	—	—	—	—	—	—	(348)	(348)
Net income	—	—	—	—	—	—	—	10,740	28,502	39,242
BALANCE—December 31, 2016	$—	$—	8,860	$88	14,952	$150	$(102,216)	$22,770	$(52,517)	$(131,725)

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Cash Flows from Operating Activities
Net income	$39,242	$40,185	$15,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,322	93,155	81,355
Amortization of debt issue costs	1,537	1,547	3,061
Amortization of intangible assets	1,070	1,286	1,510
Amortization of original issue discount	308	253	126
Gain on sale of equipment	(8,575)	(11,711)	(15,332)
Provision for bad debt	2,877	2,526	2,705
Equity-based compensation expense	2,000	1,249	883
Deferred income taxes	6,709	4,053	1,034
Adjustment to tax receivable agreement	372	(2,424)	—
Unrealized loss on interest rate swap	319	1,880	—
Loss on extinguishment of debt	—	—	20,241
Changes in operating assets and liabilities:
Accounts receivable	2,508	(6,316)	(13,482)
Inventories, prepaid expenses and other assets	(2,764)	1,205	(2,399)
Accounts payable	451	(1,362)	1,139
Accrued expenses and other liabilities	5,540	(3,312)	(2,563)
Net cash provided by operating activities	148,916	122,214	94,086
Cash Flows from Investing Activities
Purchases of rental equipment	(112,925)	(147,483)	(149,174)
Proceeds from sale of equipment	23,303	34,772	34,479
Purchases of property and equipment	(11,545)	(13,134)	(13,018)
Cash paid for acquisitions	—	(3,564)	—
Net cash used in investing activities	(101,167)	(129,409)	(127,713)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(156,037)	(151,539)	(549,240)
Borrowings under revolving credit facility	128,837	159,939	515,240
Debt issue costs	(1,570)	—	(9,397)
Common stock repurchases	(10,901)	(840)	—
Second Lien Loan prepayment	(3,349)	—	—
Neff Holdings LLC stock option exercises	(3,770)	—	—
Proceeds from second lien loan, net	—	—	572,125
Repayment of second lien loan	—	—	(96,000)
Prepayment premium on second lien loan	—	—	(1,920)
Distribution to member	(348)	—	(329,885)
Repayments of senior secured notes	—	—	(200,000)
Call premiums	—	—	(7,218)
Proceeds from issuance of Class A common stock	—	—	146,143
Payment of costs directly associated with the issuance of Class A common stock	—	(283)	(6,204)
Net cash (used in) provided by financing activities	(47,138)	7,277	33,644
Net increase in cash and cash equivalents	611	82	17
Cash and cash equivalents, beginning of year	289	207	190
Cash and cash equivalents, end of year	$900	$289	$207
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS AND ORGANIZATION

Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase Common Units in Neff Holdings which was wholly owned by private investment funds managed by the Wayzata Funds prior to the IPO. We refer to these transactions as the "Organizational Transactions" (as described in Note 11). Neff Corporation's only business is to act as the sole managing member of Neff Holdings. As a result, Neff Corporation consolidates Neff Holdings for all periods presented (See Supplemental Condensed Consolidating Financial Statements). Neff Corporation and its consolidated subsidiaries, including Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, are referred to as the "Company".

The Company owns and operates equipment rental locations in the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.
All intercompany transactions and balances have been eliminated in consolidation.
Tax Receivable Agreement

Neff Corporation entered into a tax receivable agreement (the "Tax Receivable Agreement") with Neff Holdings, the Wayzata Funds and the holders of existing options to acquire Common Units in Neff Holdings that will provide for the payment by Neff Corporation to such persons of 85% of the amount of tax benefits, if any, that Neff Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in tax basis resulting from any redemptions or exchanges of Common Units (ii) certain allocations in connection with the organizational transactions (Note 11) and as a result of the application of the principles of Section 704(c) of the Internal Revenue Code to take into account the difference between the fair market value and the adjusted tax basis of certain assets of Neff Holdings on the date that we purchased Neff Holdings Common Units directly from Neff Holdings with the proceeds from the IPO and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, as amended (Note 3), including tax benefits attributable to payments under the Tax Receivable Agreement.

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

•
Statements of Stockholders' Equity/Members' Deficit and Non-Controlling Interest - Prior to the organizational transactions and the IPO (Note 11), Neff Holdings and its subsidiaries were organized as a group of limited liability companies. The Wayzata Funds' ownership interest in Neff Holdings is reflected as members' deficit prior to the IPO. As a result of the organizational transactions (Note 11), the Wayzata Funds retained a portion of their economic interest in Neff Holdings directly through the ownership of Neff Holdings Common Units and these interests are included within the non-controlling interest subsequent to the IPO; and

•
Statements of Cash Flows - The statements of cash flows include the historical consolidated statements of cash flows of Neff Holdings consolidated with the statements of cash flows of Neff Corporation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of the consolidated financial statements including those related to depreciation, income taxes, self-insurance reserves, goodwill and intangible assets, and amounts payable pursuant to the Tax Receivable Agreement. Management relies on historical experience and other

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BASIS OF PRESENTATION (Continued)

assumptions, believed to be reasonable under the circumstances, in making its judgments and estimates. Actual results could differ from those judgments and estimates.

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
Delivery Costs
Depreciation of delivery vehicles is included in other operating expenses in the consolidated statements of operations and amounted to approximately $5.9 million, $6.9 million and $6.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. All other delivery related costs are included in cost of revenues.
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
Insurance
The Company is insured against general liability claims, workers' compensation claims and automobile liability claims up to specified limits per claim and in the aggregate, subject to deductibles per occurrence of up to $0.3 million. Insured losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred as well as an estimated liability for claims incurred but not reported. These liabilities are not discounted and are classified in accrued expenses and other liabilities. The Company is self-insured for group medical and dental claims. The Company has accrued a liability net of expected insurance recoveries for unpaid claims, including incurred but not reported claims, totaling $3.0 million and $3.1 million, for insurance as of December 31, 2016 and 2015, respectively. The Company had $3.9 million in outstanding letters of credit at December 31, 2016 that were associated with its insurance coverage.
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
Fair Value of Financial Instruments
The fair value of financial instruments held by the Company is based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and does not include expenses that could be incurred in an actual sale or settlement of such assets or liabilities.
The carrying value of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short term maturities of these instruments unless otherwise disclosed in these consolidated financial statements (Note 17).
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled approximately $0.6 million for each of the years ended December 31, 2016, 2015 and 2014.
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

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenues for Contracts with Customers (Topic 606), ("ASU 2014-09") which provides guidance on recognizing revenue. The guidance includes steps an entity should apply to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has agreed to a one-year deferral of the original effective date of this guidance and as a result it will be effective for private companies for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2019. The FASB's update allows entities to apply the new guidance as of the original effective date. The Company expects to adopt this guidance when effective for private companies and the impact on our financial statements is not currently estimable.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), ("ASU 2016-02") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for private companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020 and requires application on a modified retrospective basis. The modified retrospective basis includes a number of optional practical expedients that entities may elect to apply. The Company expects to adopt this guidance when effective for private companies and is currently evaluating the impact of ASU 2016-02 on the Company's financial statements and disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, ("ASU 2017-04") which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. As ASU 2017-04 will become effective after the expiration of the period potentially covered by the JOBS Act, the Company expect to adopt this guidance when effective for public companies. The Company does not expect this guidance to have a significant impact on the Company's financial statements.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BASIS OF PRESENTATION (Continued)

Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03") which provides guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance became effective for the Company as of the year ended December 31, 2016 and requires application on a retrospective basis. As a result of adopting this guidance, total assets and total liabilities as of December 31, 2015 changed as shown below (in thousands):

	Prepaid expenses and other assets	Total assets	Revolving credit facility	Second lien loan	Total liabilities
Previously reported	$14,488	$653,727	$253,600	$476,966	$819,517
Reclassification of debt issue costs	(8,901)	(8,901)	(3,128)	(5,773)	(8,901)
Current presentation	$5,587	$644,826	$250,472	$471,193	$810,616

Additionally, interest expense for the years ended December 31, 2015 and 2014 changed as shown below (in thousands):

	For the year ended December 31, 2015	For the year ended December 31, 2014
Interest expense as previously reported	$43,025	$40,481
Reclassification of amortization of debt issue costs	1,547	3,061
Current presentation of interest expense	$44,572	$43,542

NOTE 3—NON-CONTROLLING INTEREST

Neff Corporation is the sole managing member of Neff Holdings. As a result, Neff Corporation operates and controls all of the business and affairs of Neff Holdings while owning a 37.2% minority economic interest in Neff Holdings. Neff Corporation consolidates the financial results of Neff Holdings and its subsidiaries and records a non-controlling interest for the remaining 62.8% economic interest in Neff Holdings held by the Wayzata Funds. On a stand alone basis, Neff Corporation's only sources of cash flow from operations are distributions from Neff Holdings. Net income attributable to the non-controlling interest on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Neff Holdings held by the non-controlling unitholders. The non-controlling interest on the consolidated balance sheets represents the carryover basis of the Wayzata Funds' capital accounts in Neff Holdings. Non-controlling interest is adjusted to reflect the distributions to and income allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of December 31, 2016	14,951,625	8,859,662	23,811,287
	62.8%	37.2%	100.0%

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of December 31, 2015	14,951,625	10,380,781	25,332,406
	59.0%	41.0%	100.0%

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

The following table summarizes the activity in the non-controlling interest from December 31, 2015 to December 31, 2016 (in thousands):

Balance of non-controlling interest as of December 31, 2015	$(71,176)
Net income attributable to non-controlling interest	28,502
Distributions to member (see Distributions for Taxes below)	(348)
Adjustment for change in ownership interest	(9,495)
Balance of non-controlling interest as of December 31, 2016	$(52,517)

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), Neff Holdings does not incur significant federal or state and local income taxes, as these taxes are primarily the obligations of the members of Neff Holdings. As authorized by the Neff Holdings LLC agreement, Neff Holdings is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of Neff Holdings' earnings. During the year ended December 31, 2016, Neff Holdings' distributed $0.3 million for a tax liability attributable to a Wayzata fund.

Payments Pursuant to the Tax Receivable Agreement

As of December 31, 2016, the Company recorded a liability of $29.5 million, representing the estimated payments due to the Prior LLC Owners under the Tax Receivable Agreement with the Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of our pro rata share of such items. The liability as of December 31, 2016 increased by $0.4 million from December 31, 2015, due to changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to the Wayzata Funds, resulting from the sale of equipment that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The Company expects these changes from the special allocation of gain will likely occur quarterly.

On June 2, 2015, the Company, the Wayzata Funds and the Prior LLC Owners entered into an amendment to the Tax Receivable Agreement (the "Tax Receivable Agreement Amendment"), dated as of May 27, 2015. The Tax Receivable Agreement Amendment amended the Tax Receivable Agreement to eliminate any benefit to the Wayzata Funds and the Prior LLC Owners relating to tax adjustments arising from state, local or foreign taxes in order to relieve the substantial burden on the Company to calculate such benefit.

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

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the twelve months ended December 31, 2016 and 2015.

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

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	November 26, 2014 through December 31, 2014
Numerator:
Net income attributable to Neff Corporation	$10,740	$15,591	$1,599
Denominator for basic net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	9,358	10,477	10,476
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding, diluted	9,667	12,069	12,011
Earnings per share of Class A common stock:
Net income attributable to Neff Corporation per share of Class A common stock, basic	$1.15	$1.49	$0.15
Net income attributable to Neff Corporation per share of Class A common stock, diluted	$1.11	$1.29	$0.13

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

Potentially dilutive stock options representing a total of 0.8 million shares of Class A common stock for the year ended December 31, 2016 were excluded from the computation of diluted weighted average shares outstanding due to their anti-dilutive effect.

In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent on market conditions. During the years ended December 31, 2016 and 2015, the Company repurchased 1.6 million and 0.1 million shares of Class A common stock for $10.9 million and $0.8 million, including commissions, respectively. At December 31, 2016, there were approximately $13.2 million in remaining funds authorized under this program.

NOTE 5—ACCOUNTS RECEIVABLE
The Company extends credit to its customers and evaluates collectability of accounts receivable based upon an evaluation of the customer's financial condition and credit history. For receivables from customers on certain types of construction projects, the Company's policy is to secure its accounts receivable by obtaining liens on the customer's projects and issuing notices of the liens to the project's owners and general contractors. All other receivables are generally unsecured.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCOUNTS RECEIVABLE (Continued)
The following table summarizes activity for allowance for doubtful accounts (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Beginning balance	$2,508	$2,125	$1,639
Provision for bad debt	2,877	2,526	2,705
Charge offs	(2,904)	(2,143)	(2,219)
Ending balance	$2,481	$2,508	$2,125

NOTE 6—RENTAL EQUIPMENT
Rental equipment consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Rental equipment	$782,406	$713,916
Less: accumulated depreciation	(320,322)	(256,446)
Rental equipment, net	$462,084	$457,470
Depreciation expense for rental equipment was $88.7 million, $83.9 million and $73.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 7—PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Land	$25	$25
Buildings	55	55
Leasehold improvements	6,970	5,520
Office equipment	5,183	3,923
Service equipment and vehicles	59,511	54,908
Shop equipment	3,875	3,193
	75,619	67,624
Less: accumulated depreciation	(40,085)	(34,151)
Property and equipment, net	$35,534	$33,473
Depreciation expense for property and equipment was $8.6 million, $9.2 million and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 8—INTANGIBLE ASSETS
The Company's trademarks and tradenames are intangible assets with indefinite useful lives. The Company tests its trademarks and tradenames for impairment annually or as of an interim date if circumstances suggest that assets may be impaired. As part of its annual impairment testing of intangible assets, the Company may perform a qualitative or quantitative assessment. If a quantitative test is performed, the fair value of the trademarks and tradenames is measured using the royalty savings method which includes inputs such as revenue, a royalty rate and a discount rate, to reflect the savings realized by owning the trademarks and tradenames, and thus not having to pay a royalty fee to a third party. The Company tested its trademarks and tradenames as of October 1, 2016, 2015 and 2014 and determined that its trademarks and tradenames were not impaired.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INTANGIBLE ASSETS (Continued)
The Company reviews its customer list for indicators of impairment at least annually and tests for impairment if indicators exist.
The carrying amount and accumulated amortization of intangible assets as of December 31, 2016 and 2015, consisted of the following (in thousands, except as noted):

		December 31, 2016
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(10,595)	3,392
Total intangible assets		$24,841	$(10,595)	$14,246

		December 31, 2015
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(9,527)	4,460
Total intangible assets		$24,841	$(9,527)	$15,314
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at December 31, 2016	$10,595
Estimated amortization expense
2017	877
2018	719
2019	589
2020	483
2021	396
2022	328
Total	$13,987
Amortization expense related to the customer list was $1.1 million, $1.3 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company tested its goodwill as of October 1, 2016, 2015 and 2014 and determined that its goodwill was not impaired. The balance of goodwill as of December 31, 2016 was $60.6 million. There were no material changes in the carrying amount of goodwill for the year ended December 31, 2016. On October 1, 2015, the Company acquired the assets of Lewis Rents, Inc. which resulted in $1.8 million of additional goodwill and a balance of goodwill as of December 31, 2015 of $60.6 million.
NOTE 10—DEBT
Debt consisted of the following as of December 31, 2016 and 2015 (in thousands, except percent data):

	December 31, 2016	December 31, 2015
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.0% to LIBOR plus up to 2.0%, net of unamortized debt issue costs of $3,869 in 2016 and $3,128 in 2015 (2.68% at December 31, 2016)	$222,531	$250,472
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized debt issue costs of $5,065 in 2016 and $5,773 in 2015 and unamortized discount of $1,726 in 2016 and $2,034 in 2015 (7.25% at December 31, 2016)	468,860	471,193
Total indebtedness	$691,391	$721,665

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

Following a series of amendments and restatements in 2012 and 2013, the Revolving Credit Facility (i) allowed a total maximum borrowing capacity of $375.0 million, (ii) provided a mechanism whereby the Company could request (but lenders under the Revolving Credit Facility have no obligation to provide) up to $100.0 million of incremental revolving loan commitments under the Revolving Credit Facility, (iii) reduced applicable margins applicable to loans and other credit extensions, (iv) permitted the 2013 payment of a $110.0 million cash distribution to members of Neff Holdings LLC; and (v) provided a maturity date of November 20, 2018.

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

The Company used the net proceeds from the Second Lien Loan to redeem the previously outstanding $200.0 million aggregate principal amount of 9.625% senior secured notes, to pay a $329.9 million cash distribution to the members of Neff Holdings LLC (the “June 2014 Distribution”), to pay incentive bonuses earned in connection with consummation of the refinancing to management and certain members of Neff Holdings’ board of managers (the “Transaction Bonus”) and to pay fees and expenses.

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

On October 14, 2014, the Revolving Credit Facility and Second Lien Loan were amended in anticipation of and conditional upon completion of the IPO (the "October 2014 Amendments"). The October 2014 Amendments, among other things, reflected the changes in the Company's structure as a result of the organizational transactions (Note 11) and the IPO. The Company also prepaid $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO.
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

The Revolving Credit Facility and Second Lien Credit Agreement contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $47.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Credit Agreement as of December 31, 2016.

As of December 31, 2016, our total leverage ratio is 3.60. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of the fiscal year, the Company must make a mandatory prepayment equal to 25% of its excess cash flow. A mandatory prepayment of $11.8 million will be made during 2017.
The Company had $3.9 million and $3.7 million in outstanding letters of credit at December 31, 2016 and 2015, respectively, that were primarily associated with its insurance coverage. As of December 31, 2016, total availability under the Revolving Credit Facility was $223.0 million.

NOTE 11—CAPITAL STRUCTURE

Organizational Transactions
In connection with the completion of the IPO, the following organizational transactions were consummated:

•
The preexisting Neff Holdings LLC agreement was amended to, among other things (i) provide for a new class of Common Units, (ii) convert the Wayzata Funds' existing membership interest in Neff Holdings into Common Units and (iii) appoint Neff Corporation as the sole managing member of Neff Holdings;

•
Neff Corporation's certificate of incorporation was amended to, among other things (i) provide for Class A common stock and Class B common stock and (ii) convert the Wayzata Funds' equity interests in Neff Corporation into 14,951,625 shares of Class B common stock;

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

•	Stock options and restricted stock units covering a total of 355,504 shares of our Class A common stock were granted to certain of our directors and certain of our employees (Note 12); and

•	Neff Corporation entered into the Registration Rights Agreement with the Wayzata Funds and the Prior LLC Owners and the Tax Receivable Agreement with the Prior LLC Owners.
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

Neff Corporation Capital Structure

Subsequent to the Organizational Transactions and IPO as described above, Neff Corporation has two classes of common stock, Class A common stock and Class B common stock, which are described as follows:

Class A Common Stock

Holders of shares of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class A common stock do not have cumulative voting rights in the election of directors.

Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our dissolution or liquidation or the sale of all or substantially all of our assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Holders of shares of our Class A common stock do not have preemptive, subscription, redemption or conversion rights. There will be no redemption or sinking fund provisions applicable to the Class A common stock. As of December 31, 2016, Neff Corporation had not paid nor had it declared any dividends.

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

Preferred Stock

The total of our authorized shares of preferred stock is 10,000,000 shares. As of December 31, 2016, we have no shares of preferred stock outstanding.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—CAPITAL STRUCTURE (Continued)

Neff Holdings Capital Structure

Subsequent to the Organizational Transactions and the IPO as described above, Neff Holdings has one class of Common Units (Class A common units and Class B common units were converted for common units on a 1-for-1.625 basis).

Common Units

Prior to the Organizational Transactions, the total number of authorized Neff Holdings Class A common units outstanding was 9,200,000.

Prior to the Organizational Transactions, the total number of authorized Neff Holdings Class B common units was 1,000,000. As of November 20, 2014, the Company had granted options to purchase 778,374 Class B common units under its 2010 Equity Plan to certain employees and directors of Neff Holdings. The Class B common units were subordinate to the Class A preferred units, to the extent of the preference associated with such Class A preferred units, with respect to distributions and rights upon liquidation, winding up and dissolution of the Company.

In connection with the Organizational Transactions, all outstanding Neff Holdings Class A common units were converted into newly issued common units on 1-for-1.625 basis, subject to rounding, so that one common unit could be acquired with the net proceeds received in the IPO from the sale of one share of Neff Corporation Class A common stock, after the deduction of underwriting discounts and commissions (the "Class A common unit Conversion"). After the Class A common unit Conversion, there were 14,951,625 common units outstanding. Previously outstanding and unexercised options to acquire Class B common units of Neff Holdings were then substituted for options to acquire 1,264,985 shares of common units.

On November 26, 2014, Neff Corporation used the proceeds it received from the IPO to purchase 10,476,190 newly issued common units from Neff Holdings at a price per common unit equal to the public offering price per share of Neff Corporation Class A common stock, less underwriting discounts, totaling $146.1 million. Each common unit of Neff Holdings can be redeemed for, at Neff Corporation's option, newly issued shares of Neff Corporation's Class A common stock on a one-for-one basis or for a cash payment equal to the market price of one share of Neff Corporation’s Class A common stock. As of December 31, 2016, subsequent to common unit repurchases and other equity transactions, there were 23,811,287 Common Units outstanding for Neff Holdings.
NOTE 12—EQUITY—BASED COMPENSATION
Equity-based compensation expense relating to the Company's equity-based compensation awards was $2.0 million, $1.2 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Neff Corporation 2014 Incentive Award Plan
On November 7, 2014, the Company's board of directors adopted the Neff Corporation 2014 Incentive Award Plan (the "2014 Incentive Plan") and reserved 1,500,000 shares of Class A common stock for issuance. The 2014 Incentive Plan became effective on November 7, 2014 and provides for the grant of options, restricted stock awards, performance awards, dividend equivalent awards, deferred stock awards, deferred stock unit awards, stock payment awards or stock appreciation rights to employees, consultants and directors of the Company. At December 31, 2016, there were 321,962 remaining shares of Class A common stock available for future issuance under the 2014 Incentive Plan.
Neff Corporation Restricted Stock Units
The Company issues time-based and performance-based RSUs issuable in Class A common stock to directors (the "Director RSUs") and certain employees (the "Employee RSUs"). The Director RSUs are time-based RSUs which typically vest on the earliest of (i) the first anniversary of the grant date, (ii) the day immediately before the first annual meeting following the grant date and (iii) the date of a change in control. The Employee RSUs are performance-based RSUs. Half of the Employee RSUs will become vested on the third anniversary of the grant date if the Company's stock price is equal to or greater than a comparison group of other companies. The other half of the Employee RSUs will vest on the third anniversary of the grant date if the Company's return on invested capital exceeds the Company's weighted average cost of capital. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The Company amortizes the fair value of outstanding RSUs as stock-based compensation expense over the requisite service period on a straight-line basis. For performance-

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EQUITY—BASED COMPENSATION (Continued)
based RSUs, compensation expense is recognized to the extent that the satisfaction of the performance condition is considered probable.
The following table summarizes the RSUs granted (RSUs in thousands):

	For the Year Ended December 31,
	2016	2015	2014
RSUs granted	90	176	85
Weighted-average grant date price per unit	$14.75	$8.08	$15.00
Equity-based compensation expense for the RSUs was approximately $1.0 million, $0.7 million and $36.0 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, approximately $2.2 million of total unrecognized compensation cost, related to non-vested RSUs is expected to be recognized over a weighted-average period of 2 years.
The following table summarizes the RSU activity for the year ended December 31, 2016 (RSUs in thousands):

	Stock Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	243	$10.00
Granted	90	$14.75
Vested	(44)	8.03
Forfeited	—	—
Nonvested at December 31, 2016	289	$11.73
Neff Corporation Options
The Company issues stock options to purchase shares of Class A common stock of Neff Corporation to certain employees of the Company. The stock options will vest over time on each of the first four anniversaries of the grant date.
The following table summarizes the stock options granted (options in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Options granted	131	426	270
Weighted-average grant date price per unit	$14.75	$8.12	$15.00
The weighted average grant date fair value of stock options granted in 2016, 2015 and 2014 was $7.68, $3.93 and $7.76, respectively. The fair value of the stock options at grant date was estimated using the Black-Scholes multiple option model. The following table summarizes the range of assumptions used to value stock options granted:

	For the Year Ended December 31,
	2016	2015	2014
Expected volatility	52.5%	48.3% - 52.0%	52.0%
Risk-free interest rate	2.0%	1.8% - 2.1%	2.1%
Dividend yield	—%	—%	—%
Expected term (in years)	6	6	6

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EQUITY—BASED COMPENSATION (Continued)
The following table summarizes the stock option activity for the years ended December 31, 2014, 2015 and 2016 (options in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	—	$—
Granted	270	15.00
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2014	270	15.00
Granted	426	8.12
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2015	696	10.79
Granted	131	14.75
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2016	827	$11.42
Vested and exercisable at December 31, 2014	—	$—
Vested and exercisable at December 31, 2015	68	$15.00
Vested and exercisable at December 31, 2016(1)	242	$11.97
(1)    The weighted average remaining contractual life of the vested and exercisable options as of December 31, 2016 is 8 years.
As of December 31, 2016 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$0.01 - $8.03	406	8.9	$8.03	102	$8.03
$8.04 - $14.75	151	9.7	14.13	5	9.94
$14.76 - $16.00	270	7.9	15.00	135	15.00
	827		$11.42	242	$11.97
The following table presents information associated with options as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Intrinsic value of options outstanding as of December 31	$2,548	$—	$—
Intrinsic value of options exercisable as of December 31	637	—	—
Intrinsic value of options exercised	—	—	—
Weighted-average grant date fair value per option	$—	$—	$—
Equity-based compensation expense for the options was approximately $1.0 million, $0.6 million and $18.0 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, approximately $3.2 million of total unrecognized compensation cost, related to non-vested stock options, is expected to be recognized over a weighted-average period of 3 years.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EQUITY—BASED COMPENSATION (Continued)
Neff Holdings LLC Management Equity Plan
A summary of the Neff Holdings Options granted follows:

	Originally issued		As converted (see below)
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014 and 2015	778,374	$10.82	1,264,985	$6.66
Outstanding at December 31, 2016	466,375	10.82	757,935	6.66

Vested and exercisable at December 31, 2014	775,718	$10.82	1,260,679	$6.66
Vested and exercisable at December 31, 2015	778,374	10.82	1,264,985	6.66
Vested and exercisable at December 31, 2016(1)	466,375	10.82	757,935	6.66
(1)    The weighted average remaining contractual life of the vested and exercisable options as of December 31, 2016 is 4 years.
As part of the Organizational Transactions (Note 11), in connection with the IPO, the Neff Holdings LLC Agreement was amended to convert previously issued and outstanding options for Class B common units into options for Common Units on a 1-for-1.625 basis, subject to rounding.
In December 2016, 507,050 2010 Employee Options were exercised and redeemed for $3.8 million.
NOTE 13—RETIREMENT PLAN
The Company has a 401(k) plan for its employees (the "401(k) Plan"). Participating employees may contribute to the 401(k) Plan through salary deductions. Neff Rental LLC is the sponsor of the 401(k) Plan. The Company made $1.7 million, $1.4 million and $1.2 million in matching contributions to the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014, respectively.

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
For the year ended December 31, 2016, the Company recognized a loss on Interest Rate Swap of $1.3 million which consisted of $0.3 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $1.0 million realized loss for the settlement payments made. For the year ended December 31, 2015, the Company recognized a loss on Interest Rate Swap of $2.3 million which consisted of $1.9 million of unrealized losses related to the change in fair value of the Interest Rate

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
Swap and a $0.4 million realized loss for the settlement payments made. The Company did not record a gain or loss on the Interest Rate Swap for the year ended December 31, 2014.
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the year ended December 31,
	2016	2015	2014
	Loss Recognized in Earnings (a)	Loss Recognized in Earnings (a)	Loss Recognized in Earnings
Interest Rate Swap	$1,287	$2,265	$—

	December 31, 2016	December 31, 2015
	Fair Value of Derivative Liability (b)	Fair Value of Derivative Liability (b)
Interest Rate Swap (Note 17)	$2,199	$1,880

(a)	Classified in Other expenses (income)—Loss on interest rate swap

(b)	Classified in Liabilities - Accrued expenses and other liabilities

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
The components of (provision for) benefit from income taxes included in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Current expense
Federal	$—	$—	$—
State and local	120	(428)	(6,393)
Total current expense (benefit)	120	(428)	(6,393)
Deferred expense
Federal	$6,068	$3,901	$933
State and local	641	152	101
Total deferred expense	6,709	4,053	1,034
Total	$6,829	$3,625	$(5,359)

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—INCOME TAXES (Continued)
The following table summarizes the differences between the statutory federal income tax rate and the Company’s effective income tax rate (percent data):

	For the Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	1.20	0.60	0.70
Uncertain tax positions	—	(1.30)	(58.90)
Permanent book/tax differences	(0.45)	(7.10)	0.10
Non-controlling interests	(21.76)	(19.30)	(28.60)
Other	0.84	0.39	0.40
Effective tax rate	14.83%	8.29%	(51.30)%
The components of deferred income tax assets (liabilities) are as follows (in thousands):

	2016	2015
Deferred Tax Assets
Net operating loss carryforwards	$24,387	$17,835
Provision for bad debt	353	393
Accrued liabilities	696	733
Equity-based compensation	167	293
Loss on interest rate swap	313	295
Insurance/parts reserves	463	534
Straight-line rent adjustment	137	106
Uncertain tax position	—	—
Gain on redemption of common units	—	100
Subtotal	26,516	20,289
Less: valuation allowance	—	—
Total deferred tax assets	$26,516	$20,289
Deferred Tax Liabilities
Intangible assets	$(3,765)	$(3,454)
Deferred debt costs	(394)	(367)
Depreciation	(30,682)	(25,926)
Total deferred tax liabilities	$(34,841)	$(29,747)

Deferred Tax Liability, net	$(8,325)	$(9,458)
The Company has a federal income tax net operating loss ("NOL") carryforward totaling $62.7 million and state NOL carryforwards totaling $54.1 million. The Company has recorded a deferred tax asset of $24.4 million reflecting the benefit of the federal and state NOLs. The federal deferred tax asset expires in 2034 and the state deferred tax assets expire over the next five years to twenty years.
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

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—INCOME TAXES (Continued)
In connection with the Acquisition, uncertain tax liabilities were assumed by Neff Holdings and are recorded in the Company's accrued expenses as of December 31, 2014. As a taxable entity, the Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. At December 31, 2014, the amount of uncertain tax positions recorded in accrued expenses was approximately $0.4 million. There were no uncertain tax positions as of December 31, 2016 and 2015.
The Company's practice is to recognize interest and penalties on uncertain tax positions in income tax expense. The Company recognized $0.2 million for interest and penalties during the year ended December 31, 2014. The Company recognized accrued interest and penalties of $0.3 million as of December 31, 2014. During the year ended December 31, 2015, as a result of the expiration of statute of limitations, the Company reversed $0.4 million and $0.3 million in uncertain tax positions and interest and penalties, respectively. During the year ended December 31, 2014, the Company reversed $4.3 million in uncertain tax positions and $2.3 million in interest and penalties.
Tax years 2013 through 2015 are open to examination by federal and state taxing authorities.
A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows (in thousands):

Ending balance—December 31, 2013	$4,750
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of lapse of applicable statute of limitations	(4,347)
Ending balance—December 31, 2014	403
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of lapse of applicable statute of limitations	(403)
Ending balance—December 31, 2015	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of lapse of applicable statute of limitations	—
Ending balance—December 31, 2016	$—

NOTE 16—RELATED-PARTY TRANSACTIONS AND OTHER COMMITMENTS
Related Party Transactions
For the years ended December 31, 2016 and 2015, the Company had no material related party transactions.
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

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED-PARTY TRANSACTIONS AND OTHER COMMITMENTS (Continued)
As of December 31, 2016, future minimum rental payments under non-cancelable operating lease arrangements are as follows for the years ending December 31 (in thousands):

2017	$7,717
2018	6,566
2019	5,070
2020	3,901
2121	1,999
Thereafter	4,006
$29,259
Rental expense under operating lease arrangements amounted to approximately $7.9 million, $7.4 million and $7.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Litigation Matters
The Company is party to legal proceedings and potential claims arising in the ordinary course of business. The Company's management does not believe that these matters will have a material effect on the Company's financial position, results of operations or cash flows.
NOTE 17—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximate carrying value as of December 31, 2016 and 2015, as variable interest rates approximate market rates. The Company has classified these instruments in Level 2 of the fair value hierarchy as described below.
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
Level 3: Unobservable inputs that are not corroborated by market data
The following table provides fair value measurement information of the Company's financial liability measured on a recurring basis (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap:
December 31, 2016	$—	$2,199	$—
December 31, 2015	$—	$1,880	$—

There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2016, 2015 and 2014.

NEFF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$42,378	$42,860	$40,401
Cash paid for interest rate swap settlements	968	385	—
Cash paid for income taxes	130	139	108
Non-cash investing activities
Purchases of rental equipment included in accounts payable and other accrued liabilities at year end	$13,758	$19,503	$24,977

NOTE 19—SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
A summary of the quarterly operating results during 2016 and 2015 is as follows (in thousands):

	2016
	1st	2nd	3rd	4th
Revenues	$89,584	$99,660	$105,467	$102,273
Gross profit	42,570	50,462	54,025	51,077
Income from operations	15,307	24,481	26,930	24,856
Total other expenses	16,112	12,936	11,174	5,281
Net (loss) income	(420)	9,939	13,422	16,301
Less: net (loss) income attributable to non-controlling interest	(269)	7,319	10,558	10,894
Net (loss) income attributable to Neff Corporation	$(151)	$2,620	$2,864	$5,407
Net (loss) income attributable to Neff Corporation per share of Class A common stock:
Basic	$(0.01)	$0.29	$0.32	$0.61
Diluted	$(0.01)	$0.28	$0.31	$0.59

	2015
	1st	2nd	3rd	4th
Revenues	$84,086	$94,227	$99,424	$106,124
Gross profit	40,618	47,638	51,247	49,749
Income from operations	15,867	22,513	25,717	24,126
Total other expenses	12,294	6,719	15,926	9,474
Net income	3,328	14,694	9,444	12,719
Less: net income attributable to non-controlling interest	2,399	7,275	6,238	8,682
Net income attributable to Neff Corporation	$929	$7,419	$3,206	$4,037
Net income attributable to Neff Corporation per share of Class A common stock:
Basic	$0.09	$0.71	$0.31	$0.38
Diluted	$0.08	$0.62	$0.27	$0.33

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
ASSETS

Cash and cash equivalents	$900	$—	$—	$—	$—	$900
Accounts receivable, net	64,943	—	—	—	—	64,943
Inventories	1,867	—	—	—	—	1,867
Rental equipment, net	462,084	—	—	—	—	462,084
Property and equipment, net	35,534	—	—	—	—	35,534
Prepaid expenses and other assets	8,203	—	—	—	—	8,203
Goodwill	60,644	—	—	—	—	60,644
Investment in subsidiary	—	113,750	113,750	179,096	(406,596)	—
Intercompany	10,258	—	—	(10,258)	—	—
Intangible assets, net	14,246	—	—	—	—	14,246
Total assets	$658,679	$113,750	$113,750	$168,838	$(406,596)	$648,421

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$15,851	$—	$—	$—	$—	$15,851
Accrued expenses and other liabilities	35,074	—	—	—	—	35,074
Revolving credit facility, net	222,531	—	—	—	—	222,531
Second lien loan, net	468,860	—	—	—	—	468,860
Payable pursuant to tax receivable agreement	—	—	—	29,505	—	29,505
Deferred tax liability, net	—	—	—	8,325	—	8,325
Total liabilities	$742,316	$—	$—	$37,830	$—	$780,146

Stockholders' deficit / members' deficit
Class A Common Stock	$—	$—	$—	$88	$—	$88
Class B Common Stock	—	—	—	150		150
Additional paid-in capital	—	—	—	43,927	(146,143)	(102,216)
Retained earnings	—	—	—	26,540	(3,770)	22,770
Members' deficit	(197,387)	—	—	—	197,387	—
Accumulated surplus	113,750	113,750	113,750	—	(341,250)	—
Total stockholders' deficit / members' deficit	(83,637)	113,750	113,750	70,705	(293,776)	(79,208)
Non-controlling interest	—	—	—	60,303	(112,820)	(52,517)
Total stockholders' deficit / members' deficit and non-controlling interest	(83,637)	113,750	113,750	131,008	(406,596)	(131,725)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$658,679	$113,750	$113,750	$168,838	$(406,596)	$648,421

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$360,125	$—	$—	$—	$—	$360,125
Equipment sales	23,303	—	—	—	—	23,303
Parts and service	13,556	—	—	—	—	13,556
Total revenues	396,984	—	—	—	—	396,984
Cost of revenues
Cost of equipment sold	14,728	—	—	—	—	14,728
Depreciation of rental equipment	88,720	—	—	—	—	88,720
Cost of rental revenues	87,810	—	—	—	—	87,810
Cost of parts and service	7,592	—	—	—	—	7,592
Total cost of revenues	198,850	—	—	—	—	198,850
Gross profit	198,134	—	—	—	—	198,134
Other operating expenses
Selling, general and administrative expenses	96,888	—	—	—	—	96,888
Other depreciation and amortization	9,672	—	—	—	—	9,672
Total other operating expenses	106,560	—	—	—	—	106,560
Income from operations	91,574	—	—	—	—	91,574
Other expenses
Interest expense	43,844	—	—	—	—	43,844
Adjustment to tax receivable agreement	—	—	—	372	—	372
Loss on interest rate swap	1,287	—	—	—	—	1,287
Total other expenses	45,131	—	—	372	—	45,503
Income (loss) before income taxes	46,443	—	—	(372)	—	46,071
Equity earnings in subsidiaries	—	46,323	46,323	17,821	(110,467)	—
Provision for income taxes	(120)	—	—	(6,709)	—	(6,829)
Net income	46,323	46,323	46,323	10,740	(110,467)	39,242
Less: net income attributable to non-controlling interest	—	—	28,502	—	—	28,502
Net income attributable to Neff Corporation	$46,323	$46,323	$17,821	$10,740	$(110,467)	$10,740

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$46,323	$46,323	$46,323	$10,740	$(110,467)	$39,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,322	—	—	—	—	97,322
Amortization of debt issue costs	1,537	—	—	—	—	1,537
Amortization of intangible assets	1,070	—	—	—	—	1,070
Amortization of original issue discount	308	—	—	—	—	308
Gain on sale of equipment	(8,575)	—	—	—	—	(8,575)
Provision for bad debt	2,877	—	—	—	—	2,877
Equity-based compensation expense	2,000	—	—	—	—	2,000
Deferred income taxes	—	—	—	6,709	—	6,709
Adjustment to tax receivable agreement	—	—	—	372	—	372
Unrealized loss on interest rate swap	319	—	—	—	—	319
Equity earnings in subsidiaries	—	(46,323)	(46,323)	(17,821)	110,467	—
Changes in operating assets and liabilities:
Accounts receivable	2,508	—	—	—	—	2,508
Inventories, prepaid expenses and other assets	(2,764)	—	—	—	—	(2,764)
Accounts payable	451	—	—	—	—	451
Accrued expenses and other liabilities	5,540	—	—	—	—	5,540
Net cash provided by operating activities	148,916	—	—	—	—	148,916
Cash Flows from Investing Activities
Purchases of rental equipment	(112,925)	—	—	—	—	(112,925)
Proceeds from sale of equipment	23,303	—	—	—	—	23,303
Purchases of property and equipment	(11,545)	—	—	—	—	(11,545)
Net cash used in investing activities	(101,167)	—	—	—	—	(101,167)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(156,037)	—	—	—	—	(156,037)
Borrowings under revolving credit facility	128,837	—	—	—	—	128,837
Debt issue costs	(1,570)	—	—	—	—	(1,570)
Common stock repurchases	—	—	—	(10,901)	—	(10,901)
Common unit sales/repurchases	(10,901)	—	—	10,901	—	—
Second Lien Loan prepayment	(3,349)	—	—	—	—	(3,349)
Distribution to member	(348)	—	—	—	—	(348)
Neff Holdings LLC stock option exercises	—	—	—	(3,770)	—	(3,770)
Intercompany	(3,768)	—	—	3,768	—	—
Net cash used in financing activities	(47,136)	—	—	(2)	—	(47,138)
Net increase (decrease) in cash and cash equivalents	613	—	—	(2)	—	611
Cash and cash equivalents, beginning of year	287	—	—	2	—	289
Cash and cash equivalents, end of year	$900	$—	$—	$—	$—	$900

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
ASSETS

Cash and cash equivalents	$287	$—	$—	$2	$—	$289
Accounts receivable, net	70,328	—	—	—	—	70,328
Inventories	1,766	—	—	—	—	1,766
Rental equipment, net	457,470	—	—	—	—	457,470
Property and equipment, net	33,473	—	—	—	—	33,473
Prepaid expenses and other assets	5,587	—	—	—	—	5,587
Goodwill	60,599	—	—	—	—	60,599
Investment in subsidiary	—	67,427	67,427	166,406	(301,260)	—
Intercompany	6,490	—	—	(6,490)	—	—
Intangible assets, net	15,314	—	—	—	—	15,314
Total assets	$651,314	$67,427	$67,427	$159,918	$(301,260)	$644,826

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$18,948	$—	$—	$—	$—	$18,948
Accrued expenses and other liabilities	31,412	—	—	—	—	31,412
Revolving credit facility, net	250,472	—	—	—	—	250,472
Second lien loan, net	471,193	—	—	—	—	471,193
Payable pursuant to tax receivable agreement	—	—	—	29,133	—	29,133
Deferred tax liability, net	—	—	—	9,458	—	9,458
Total liabilities	$772,025	$—	$—	$38,591	$—	$810,616

Stockholders' deficit / members' deficit
Class A Common Stock	$—	$—	$—	$104	$—	$104
Class B Common Stock	—	—	—	150	—	150
Additional paid-in capital	—	—	—	34,085	(146,143)	(112,058)
Retained earnings	—	—	—	17,190	—	17,190
Members' deficit	(188,138)	—	—	—	188,138	—
Accumulated surplus	67,427	67,427	67,427	—	(202,281)	—
Total stockholders' deficit / members' deficit	(120,711)	67,427	67,427	51,529	(160,286)	(94,614)
Non-controlling interest	—	—	—	69,798	(140,974)	(71,176)
Total stockholders' deficit / members' deficit and non-controlling interest	(120,711)	67,427	67,427	121,327	(301,260)	(165,790)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$651,314	$67,427	$67,427	$159,918	$(301,260)	$644,826

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$335,990	$—	$—	$—	$—	$335,990
Equipment sales	34,772	—	—	—	—	34,772
Parts and service	13,099	—	—	—	—	13,099
Total revenues	383,861	—	—	—	—	383,861
Cost of revenues
Cost of equipment sold	23,061	—	—	—	—	23,061
Depreciation of rental equipment	83,943	—	—	—	—	83,943
Cost of rental revenues	80,007	—	—	—	—	80,007
Cost of parts and service	7,598	—	—	—	—	7,598
Total cost of revenues	194,609	—	—	—	—	194,609
Gross profit	189,252	—	—	—	—	189,252
Other operating expenses
Selling, general and administrative expenses	90,531	—	—	—	—	90,531
Other depreciation and amortization	10,498	—	—	—	—	10,498
Total other operating expenses	101,029	—	—	—	—	101,029
Income from operations	88,223	—	—	—	—	88,223
Other expenses (income)
Interest expense	44,572	—	—	—	—	44,572
Adjustment to tax receivable agreement	—	—	—	(2,424)	—	(2,424)
Loss on interest rate swap	2,265	—	—	—	—	2,265
Total other expenses (income)	46,837	—	—	(2,424)	—	44,413
Income before income taxes	41,386	—	—	2,424	—	43,810
Equity earnings in subsidiaries	—	41,800	41,800	17,206	(100,806)	—
Benefit from (provision for) income taxes	414	—	—	(4,039)	—	(3,625)
Net income	41,800	41,800	41,800	15,591	(100,806)	40,185
Less: net income attributable to non-controlling interest	—	—	24,594	—	—	24,594
Net income attributable to Neff Corporation	$41,800	$41,800	$17,206	$15,591	$(100,806)	$15,591

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$41,800	$41,800	$41,800	$15,591	$(100,806)	$40,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	93,155	—	—	—	—	93,155
Amortization of debt issue costs	1,547	—	—	—	—	1,547
Amortization of intangible assets	1,286	—	—	—	—	1,286
Amortization of original issue discount	253	—	—	—	—	253
Gain on sale of equipment	(11,711)	—	—	—	—	(11,711)
Provision for bad debt	2,526	—	—	—	—	2,526
Equity-based compensation expense	1,249	—	—	—	—	1,249
Deferred income taxes	—	—	—	4,053	—	4,053
Adjustment to tax receivable agreement	—	—	—	(2,424)	—	(2,424)
Unrealized loss on interest rate swap	1,880	—	—	—	—	1,880
Equity earnings in subsidiaries	—	(41,800)	(41,800)	(17,206)	100,806	—
Changes in operating assets and liabilities:						—
Accounts receivable	(6,316)	—	—	—	—	(6,316)
Inventories, prepaid expenses and other assets	1,205	—	—	—	—	1,205
Accounts payable	(1,362)	—	—	—	—	(1,362)
Accrued expenses and other liabilities	(3,297)	—	—	(15)	—	(3,312)
Net cash provided by (used in) operating activities	122,215	—	—	(1)	—	122,214
Cash Flows from Investing Activities
Purchases of rental equipment	(147,483)	—	—	—	—	(147,483)
Proceeds from sale of equipment	34,772	—	—	—	—	34,772
Purchases of property and equipment	(13,134)	—	—	—	—	(13,134)
Cash paid for acquisitions	(3,564)	—	—	—	—	(3,564)
Net cash used in investing activities	(129,409)	—	—	—	—	(129,409)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(151,539)	—	—	—	—	(151,539)
Borrowings under revolving credit facility	159,939	—	—	—	—	159,939
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	(283)	—	(283)
Common stock repurchases	—	—	—	(840)	—	(840)
Common unit sales/repurchases	(840)	—	—	840	—	—
Intercompany	(284)	—	—	284	—	—
Net cash provided by financing activities	7,276	—	—	1	—	7,277
Net increase in cash and cash equivalents	82	—	—	—	—	82
Cash and cash equivalents, beginning of year	205	—	—	2	—	207
Cash and cash equivalents, end of year	$287	$—	$—	$2	$—	$289

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$324,099	$—	$—	$—	$—	$324,099
Equipment sales	34,479	—	—	—	—	34,479
Parts and service	13,382	—	—	—	—	13,382
Total revenues	371,960	—	—	—	—	371,960
Cost of revenues
Cost of equipment sold	19,147	—	—	—	—	19,147
Depreciation of rental equipment	73,274	—	—	—	—	73,274
Cost of rental revenues	81,040	—	—	—	—	81,040
Cost of parts and service	8,180	—	—	—	—	8,180
Total cost of revenues	181,641	—	—	—	—	181,641
Gross profit	190,319	—	—	—	—	190,319
Other operating expenses
Selling, general and administrative expenses	81,990	—	—	—	—	81,990
Other depreciation and amortization	9,591	—	—	—	—	9,591
Transaction bonus	24,506	—	—	—	—	24,506
Total other operating expenses	116,087	—	—	—	—	116,087
Income from operations	74,232	—	—	—	—	74,232
Other expenses
Interest expense	43,542	—	—	—	—	43,542
Loss on extinguishment of debt	20,241	—	—	—	—	20,241
Total other expenses	63,783	—	—	—	—	63,783
Income before income taxes	10,449	—	—	—	—	10,449
Equity earnings in subsidiaries	—	16,857	16,857	2,648	(36,362)	—
Benefit from (provision for) income taxes	6,408	—	—	(1,049)	—	5,359
Net income	16,857	16,857	16,857	1,599	(36,362)	15,808
Less: net income attributable to non-controlling interest	16,857	16,857	14,209	—	(33,714)	14,209
Net income attributable to to Neff Corporation	$—	$—	$2,648	$1,599	$(2,648)	$1,599

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$16,857	$16,857	$16,857	$1,599	$(36,362)	$15,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,355	—	—	—	—	81,355
Amortization of debt issue costs	3,061	—	—	—	—	3,061
Amortization of intangible assets	1,510	—	—	—	—	1,510
Amortization of original issue discount	126	—	—	—	—	126
Gain on sale of equipment	(15,332)	—	—	—	—	(15,332)
Provision for bad debt	2,705	—	—	—	—	2,705
Equity-based compensation expense	883	—	—	—	—	883
Deferred income taxes	—	—	—	1,034	—	1,034
Loss on extinguishment of debt	20,241	—	—	—	—	20,241
Equity earnings in subsidiaries	—	(16,857)	(16,857)	(2,648)	36,362	—
Changes in operating assets and liabilities:						—
Accounts receivable	(13,482)	—	—	—	—	(13,482)
Inventories, prepaid expenses and other assets	(2,399)	—	—	—	—	(2,399)
Accounts payable	1,139	—	—	—	—	1,139
Accrued expenses and other liabilities	(2,578)	—	—	15	—	(2,563)
Net cash provided by operating activities	94,086	—	—	—	—	94,086
Cash Flows from Investing Activities
Purchases of rental equipment	(149,174)	—	—	—	—	(149,174)
Proceeds from sale of equipment	34,479	—	—	—	—	34,479
Purchases of property and equipment	(13,018)	—	—	—	—	(13,018)
Investment in subsidiary	—	—	—	(146,143)	146,143	—
Net cash used in investing activities	(127,713)	—	—	(146,143)	146,143	(127,713)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(549,240)	—	—	—	—	(549,240)
Borrowings under revolving credit facility	515,240	—	—	—	—	515,240
Proceeds from second lien loans, net of original issue discount	572,125	—	—	—	—	572,125
Repayment of second lien loans	(96,000)	—	—	—	—	(96,000)
Prepayment premium on second lien loans	(1,920)	—	—	—	—	(1,920)
Distribution to members	(329,885)	—	—	—	—	(329,885)
Repayments of senior secured notes	(200,000)	—	—	—	—	(200,000)
Call premiums	(7,218)	—	—	—	—	(7,218)
Debt issue costs	(9,397)	—	—	—	—	(9,397)
Proceeds from issuance of common units	146,143	—	—	—	(146,143)	—
Proceeds from issuance of Class A common stock	—	—	—	146,143	—	146,143
Payment of costs directly associated with the issuance of Class A common stock	—	—	—	(6,204)	—	(6,204)
Intercompany	(6,206)	—	—	6,206	—	—
Net cash provided by financing activities	33,642	—	—	146,145	(146,143)	33,644
Net increase in cash and cash equivalents	15	—	—	2	—	17
Cash and cash equivalents, beginning of year	190	—	—	—	—	190
Cash and cash equivalents, end of year	$205	$—	$—	$2	$—	$207

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this annual report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, information required by this Item 10 will be contained in the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.        EXECUTIVE COMPENSATION
Information required by this Item 11 will be contained in the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2016 with respect to shares of our Class A common stock issuable under our equity compensation plan:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2010 Option Plan	757,935	(1)	$6.66		—
2014 Incentive Award Plan	1,115,829	(2)	11.51	(2)	321,962
Equity compensation plans not approved by security holders	—		—		—
Total	1,873,764		$9.14	(2)	321,962

(1)    Options to acquire common units of Neff Holdings are outstanding under the 2010 Option Plan. Such common units are redeemable, at the election of the optionee, for an equal number of shares of the Company's Class A common stock or, at the election of the Company, cash equal to the volume-weighted average market price of such shares. No future grants will be made under the 2010 Option Plan.
(2)    Amount reflected includes 827,520 options to purchase shares of our common stock, 24,069 time-based restricted stock-units and 264,240 performance-based restricted stock units with respect to shares of our common stock awarded under the 2014 Incentive Award Plan. The weighted-
    average exercise price of $9.14 applies only to the option grants and not to the time-based and performance-based restricted stock units, which do not require payment of an exercise price. The total number of performance-based restricted stock units reflected herein assumes the achievement of maximum performance under the terms of the respective grants.

The remaining information required by this Item 12 will be contained in the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information required by this Item 13 will be contained in the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be contained in the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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
10.5
Second Amended and Restated Senior Secured Credit Agreement, dated as of October 1, 2010, as amended and restated as of November 20, 2013, as further amended and restated as of February 25, 2016, among Neff LLC, Neff Holdings LLC, the other Credit Parties party thereto, the Lenders party thereto from time to time, Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., as Collateral Agent, Wells Fargo Capital Finance, LLC and SunTrust Bank, as Syndication Agents, Regions Bank, as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Capital Finance, LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Book Runners.
		8-K	001-36752	10.1	3/1/2016
10.6†	Neff Corporation 2014 Incentive Award Plan	10-K	001-36752	10.6	3/13/2015
10.7†	Neff Corporation 2014 Senior Executive Incentive Bonus Plan	10-K	001-36752	10.7	3/13/2015
10.8†	Neff Holdings LLC 2014 Management Special Bonus Plan	S-1/A	333-198559	10.12	10/30/2014
10.9†	Neff Holdings LLC Amended and Restated Sale Transaction Bonus Plan	S-1/A	333-198559	10.13	10/30/2014
10.10†	First Amendment to Neff Holdings LLC Amended and Restated Sale Transaction Bonus Plan	S-1/A	333-198559	10.14	11/10/2014
10.10(a) †	Second Amendment to Neff Holdings LLC Amended and Restated Sale Transaction Bonus Plan	10-K	001-36752	10.10(a)	3/13/2015
10.11†	Neff Holdings LLC 2014 Incentive Bonus Plan	10-K	001-36752	10.11	3/13/2015
10.12†	Amended and Restated Neff Holdings LLC Management Equity Plan	10-K	001-36752	10.12	3/13/2015
10.13†	Neff Corporation Executive Officer Stock Ownership Policy	10-K	001-36752	10.13	3/13/2015
10.14†	Form of Stock Option Agreement	S-1/A	333-198559	10.19	11/13/2014
10.15†	Form of Director Restricted Stock Unit Award Agreement	S-1/A	333-198559	10.20	11/13/2014
10.16†	Form of Restricted Stock Unit Award Agreement	S-1/A	333-198559	10.21	11/13/2014
10.17†	Neff Corporation Director Stock Ownership Policy	S-1/A	333-198559	10.22	11/13/2014

10.18†	Neff Corporation Non-Employee Director Compensation Policy	S-1/A	333-198559	10.23	11/13/2014
10.19†	Amended and Restated Employment Agreement by and between Graham Hood and Neff Corporation, dated as of November 20, 2014	8-K	001-36752	10.25	12/2/2014
10.20†	Amended and Restated Employment Agreement by and between Mark Irion and Neff Corporation, dated as of November 20, 2014	8-K	001-36752	10.27	12/2/2014
10.21†	Employment Letter between Westley Parks and Neff Rental LLC, dated as of November 29, 2011	S-1/A	333-198559	10.16	10/14/2014
10.22†	Form of Indemnification Agreement	S-1/A	333-198559	10.22	11/10/2014
21.1	Listing of subsidiaries					*
23.1	Consent of Deloitte & Touche LLP					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith.

†    This exhibit constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEFF CORPORATION
Date:	March 3, 2017	By:	/s/ Mark Irion
Mark Irion Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Graham Hood	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017
Graham Hood
/s/ Mark Irion	Chief Financial Officer (Principal Accounting and Financial Officer)	March 3, 2017
Mark Irion
/s/ Robert Singer	Director	March 3, 2017
Robert Singer
/s/ James Continenza	Director	March 3, 2017
James Continenza
/s/ Joseph Deignan	Director	March 3, 2017
Joseph Deignan
/s/ Gerard E Holthaus	Director	March 3, 2017
Gerard E. Holthaus
/s/ Michael Sileck	Director	March 3, 2017
Michael Sileck