Form 10-Q
period 2017-03-31
Neff Corp
filed 2017-04-26
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of April 20, 2017, the number of shares of Class A common stock outstanding was 8,863,088 and the number of shares of Class B common stock outstanding was 14,951,625.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements regarding industry outlook, our expectations regarding the performance of our business, liquidity, our expected tax rate and benefits and estimated payments under our tax receivable agreement, expected capital expenditures, anticipated future indebtedness or financings and other non-historical statements. We use words such as "could," "may," "might," "will," "expect," "likely," "believe," "continue," "anticipate," "estimate," "intend," "plan," "project" and other similar expressions to identify some but not all forward-looking statements. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the important factors described under the caption "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2017 (the “2016 10-K”).

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these important factors include, but are not limited to, those described under the captions "Risk Factors" in our 2016 10-K. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$783	$900
Accounts receivable, net of allowance for doubtful accounts of $2,170 in 2017 and $2,481 in 2016	59,510	64,943
Inventories	1,873	1,867
Rental equipment, net	471,219	462,084
Property and equipment, net	34,714	35,534
Prepaid expenses and other assets	9,887	8,203
Goodwill	60,644	60,644
Intangible assets, net	14,027	14,246
Total assets	$652,657	$648,421

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$25,031	$15,851
Accrued expenses and other liabilities	35,812	35,074
Revolving credit facility, net of debt issue costs	220,337	222,531
Second lien loan, net of debt issue costs and original issue discount	457,436	468,860
Payable pursuant to tax receivable agreement	29,560	29,505
Deferred tax liability, net	9,217	8,325
Total liabilities	777,393	780,146

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 8,859,662 shares issued and outstanding as of March 31, 2017 and December 31, 2016	88	88
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of March 31, 2017 and December 31, 2016	150	150
Additional paid-in capital	(101,464)	(102,216)
Retained earnings	24,023	22,770
Total stockholders' deficit	(77,203)	(79,208)
Non-controlling interest	(47,533)	(52,517)
Total stockholders' deficit and non-controlling interest	(124,736)	(131,725)
Total liabilities and stockholders' deficit and non-controlling interest	$652,657	$648,421
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Revenues
Rental revenues	$85,498	$81,177
Equipment sales	7,195	5,102
Parts and service	3,184	3,305
Total revenues	95,877	89,584
Cost of revenues
Cost of equipment sold	4,953	3,111
Depreciation of rental equipment	22,150	22,165
Cost of rental revenues	22,263	19,933
Cost of parts and service	1,797	1,805
Total cost of revenues	51,163	47,014
Gross profit	44,714	42,570
Other operating expenses
Selling, general and administrative expenses	24,542	24,522
Other depreciation and amortization	2,171	2,741
Total other operating expenses	26,713	27,263
Income from operations	18,001	15,307
Other expenses (income)
Interest expense	11,173	11,044
Adjustment to tax receivable agreement	55	414
(Gain) loss on interest rate swap	(375)	4,654
Total other expenses (income)	10,853	16,112
Income (loss) before income taxes	7,148	(805)
(Provision for) benefit from income taxes	(911)	385
Net income (loss)	6,237	(420)
Less: net income (loss) attributable to non-controlling interest	4,512	(269)
Net income (loss) attributable to Neff Corporation	$1,725	$(151)

Net income (loss) attributable to Neff Corporation per share of Class A common stock outstanding:
Basic	$0.19	$(0.01)
Diluted	$0.18	$(0.01)
Weighted average shares of Class A common stock outstanding:
Basic	8,860	10,286
Diluted	9,454	10,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND NON-CONTROLLING INTEREST
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Neff Corporation
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling interest	Total stockholders' deficit and non-controlling interest
BALANCE—December 31, 2016	8,860	$88	14,952	$150	$(102,216)	$22,770	$(52,517)	$(131,725)
Equity-based compensation expense	—	—	—	—	752	—	—	752
Reallocation based on ending non-controlling interest percentage	—	—	—	—	—	(472)	472	—
Net income	—	—	—	—	—	1,725	4,512	6,237
BALANCE—March 31, 2017	8,860	$88	14,952	$150	$(101,464)	$24,023	$(47,533)	$(124,736)

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash Flows from Operating Activities
Net income (loss)	$6,237	$(420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,102	24,638
Amortization of debt issue costs	526	395
Amortization of intangible assets	219	268
Amortization of original issue discount	86	72
Gain on sale of equipment	(2,242)	(1,991)
Provision for bad debt	315	596
Equity-based compensation	752	768
Deferred income taxes	892	(385)
Adjustment to tax receivable agreement	55	414
Unrealized (gain) loss on interest rate swap	(590)	4,605
Changes in operating assets and liabilities:
Accounts receivable	5,118	11,104
Inventories, prepaid expenses and other assets	(1,690)	(1,948)
Accounts payable	(66)	(1,494)
Accrued expenses and other liabilities	(4,552)	(3,207)
Net cash provided by operating activities	29,162	33,415
Cash Flows from Investing Activities
Purchases of rental equipment	(21,141)	(36,065)
Proceeds from sale of equipment	7,195	5,102
Purchases of property and equipment	(1,103)	(5,018)
Net cash used in investing activities	(15,049)	(35,981)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(37,394)	(29,400)
Borrowings under revolving credit facility	34,994	43,900
Debt issue costs	—	(1,418)
Common stock repurchases	—	(5,276)
Second Lien Loan prepayment	(11,830)	(3,349)
Net cash (used in) provided by financing activities	(14,230)	4,457
Net (decrease) increase in cash and cash equivalents	(117)	1,891
Cash and cash equivalents, beginning of period	900	289
Cash and cash equivalents, end of period	$783	$2,180

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$10,516	$10,951
Cash paid for interest rate swap settlements	215	50
Non-Cash Investing Activities
Purchases of rental equipment included in accounts payable and other accrued liabilities at period end	$28,884	$31,824

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
NOTE 2—BASIS OF PRESENTATION
Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s balance sheets as of March 31, 2017 and December 31, 2016, the results of its operations for the three months ended March 31, 2017 and 2016, the cash flows for the three months ended March 31, 2017 and 2016 and stockholders' deficit and non-controlling interest for the three months ended March 31, 2017. Interim results may not be indicative of full year performance. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the 2016 10-K.

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
Recently Issued Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the three months ended March 31, 2017.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenues for Contracts with Customers (Topic 606), ("ASU 2014-09") which provides guidance on recognizing revenue. The guidance includes steps an entity should apply to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has agreed to a one-year deferral of the original effective date of this guidance and as a result it will be effective for private companies for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2019. The FASB's update allows entities to apply the new guidance as of the original effective date. The Company expects to adopt this guidance when effective for private companies and is currently evaluating the impact on the Company's financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), ("ASU 2016-02") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for private companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020 and requires application on a modified retrospective basis. The modified retrospective basis includes a number of optional practical expedients that entities may elect to apply. The Company expects to adopt this guidance when effective for private companies and is currently evaluating the impact on the Company's financial statements and disclosures.

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

from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance became effective for the Company as of the year ended December 31, 2016 and requires application on a retrospective basis. As a result of adopting this guidance, interest expense for three months ended March 31, 2016 changed as shown below (in thousands):

For the Three Months Ended March 31, 2016
Interest expense as previously reported	$10,649
Reclassification of amortization of debt issue costs	395
Current presentation of interest expense	$11,044

NOTE 3—NON-CONTROLLING INTEREST

Neff Corporation is the sole managing member of Neff Holdings. As a result, Neff Corporation operates and controls all of the business and affairs of Neff Holdings while owning a 37.2% minority economic interest in Neff Holdings. Neff Corporation consolidates the financial results of Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, and records a non-controlling interest for the remaining 62.8% economic interest in Neff Holdings held by Wayzata. On a stand alone basis, Neff Corporation's only sources of cash flow from operations are distributions from Neff Holdings. Net income (loss) attributable to the non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in Neff Holdings held by the non-controlling unitholders. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the carryover basis of Wayzata's capital account in Neff Holdings. Non-controlling interest is adjusted to reflect the distributions to and income (loss) allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of March 31, 2017	14,951,625	8,859,662	23,811,287
	62.8%	37.2%	100.0%

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of December 31, 2016	14,951,625	8,859,662	23,811,287
	62.8%	37.2%	100.0%

The following table summarizes the activity in non-controlling interest from December 31, 2016 to March 31, 2017 (in thousands):

Balance of non-controlling interest as of December 31, 2016	$(52,517)
Net income attributable to non-controlling interest	4,512
Reallocation based on ending non-controlling interest percentage	472
Balance of non-controlling interest as of March 31, 2017	$(47,533)

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

Payable Pursuant to the Tax Receivable Agreement

As of March 31, 2017, the Company recorded a liability of $29.6 million, representing the estimated payments due to Wayzata and certain members of management of Neff Holdings and certain non-executive members of its board of managers

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

(collectively, the "Prior LLC Owners") under the Tax Receivable Agreement with the Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of the pro rata share of such items. The liability as of March 31, 2017 increased by $0.1 million from December 31, 2016, due to changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to Wayzata, resulting from the sale of equipment that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The Company expects these changes from the special allocation of gain will likely occur quarterly.

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

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the three months ended March 31, 2017.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, including vested restricted stock units ("RSUs"). Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares plus the dilutive effect of potential common shares outstanding during the period. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted earnings per share until the related performance criteria have been met. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net income (loss) attributable to Neff Corporation	$1,725	$(151)
Denominator for net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	8,860	10,286
Denominator for diluted net income (loss) per share of Class A common stock:
Weighted average shares of Class A common stock outstanding, diluted	9,454	10,286
Earnings per share of Class A common stock:
Net income (loss) attributable to Neff Corporation per share of Class A common stock, basic	$0.19	$(0.01)
Net income (loss) attributable to Neff Corporation per share of Class A common stock, diluted	$0.18	$(0.01)

The shares of Class B common stock outstanding do not participate in the earnings of Neff Corporation and are therefore not participating securities. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - EARNINGS PER SHARE (Continued)

up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent on market conditions. During the three months ended March 31, 2017, the Company did not repurchase any shares of Class A common stock. At March 31, 2017, there were approximately $13.2 million in remaining funds authorized under this program.

NOTE 5—INTANGIBLE ASSETS
The carrying amount and accumulated amortization of intangible assets as of March 31, 2017 and December 31, 2016, consisted of the following (in thousands, except as noted):

		March 31, 2017
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(10,814)	3,173
Total intangible assets		$24,841	$(10,814)	$14,027

		December 31, 2016
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(10,595)	3,392
Total intangible assets		$24,841	$(10,595)	$14,246
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at March 31, 2017	$10,814
Estimated amortization expense for:
Remainder of 2017	658
2018	719
2019	589
2020	483
2021	396
2022	328
Total	$13,987
Amortization expense related to the customer list was $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT
Debt consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands, except percent data):

	March 31, 2017	December 31, 2016
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.0% to LIBOR plus up to 2.0%, net of unamortized debt issue costs of $3,663 in 2017 and $3,869 in 2016 (2.61% at March 31, 2017)	$220,337	$222,531
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized debt issue costs of $4,745 in 2017 and $5,065 in 2016 and unamortized discount of $1,640 in 2017 and $1,726 in 2016 (7.54% at March 31, 2017)	457,436	468,860
Total indebtedness	$677,773	$691,391
As of March 31, 2017, Neff Rental LLC and Neff LLC (subsidiaries of Neff Holdings) had an outstanding balance of $224.0 million under the senior secured revolving credit facility (the "Revolving Credit Facility"). Neff Rental LLC had $463.8 million of the second lien term loans (the "Second Lien Loan") outstanding as of March 31, 2017.

The Revolving Credit Facility and the Second Lien Loan credit agreements contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $47.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Loan credit agreements as of March 31, 2017.
As of December 31, 2016, our total leverage ratio was 3.60. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, the Company must make a mandatory prepayment equal to 25% of its excess cash flow. A mandatory prepayment of $11.8 million was made for the year ended December 31, 2016, during March 2017. The Company will determine whether any mandatory prepayments need to be made for the fiscal year ending December 31, 2017, after year end.

The Company had $3.9 million in outstanding letters of credit at March 31, 2017 and December 31, 2016 that were primarily associated with its insurance coverage. As of March 31, 2017, total availability under the Revolving Credit Facility was $223.8 million.
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

For the three months ended March 31, 2017 and 2016, the Company recognized equity-based compensation expense of $0.8 million. Each Common Unit held by Wayzata or acquired by individuals upon exercise of existing options granted by Neff Holdings will be redeemable, at the election of such member, for, at Neff Corporation's option, newly issued shares of Neff Corporation's Class A common stock on a 1-for-1 basis or for a cash payment equal to the market price of one share of Neff Corporation's Class A common stock.

The following table summarizes equity-based compensation activity for the three months ended March 31, 2017 (in thousands):

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EQUITY—BASED COMPENSATION (Continued)

	Neff Corporation		Neff Holdings
	RSUs	Options	Options
Balance as of January 1, 2017	289	827	758
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance as of March 31, 2017	289	827	758

Vested	—	246	758
Unvested	289	581	—
Total	289	827	758

At March 31, 2017, there were 0.3 million additional shares of Class A common stock available for the Company to grant under the 2014 Incentive Plan.
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
For the three months ended March 31, 2017, the Company recognized a gain on the Interest Rate Swap of $0.4 million which consisted of $0.6 million of unrealized gains related to the change in fair value of the Interest Rate Swap and a $0.2 million related loss for the settlement payments made. For the three months ended March 31, 2016, the Company recognized a loss on the Interest Rate Swap of $4.7 million which consisted of $4.6 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.1 million realized loss for the settlement payments made.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the Three Months Ended March 31,
	2017	2016
	Gain Recognized in Earnings (a)	Loss Recognized in Earnings(a)
Interest Rate Swap	$(375)	$4,654

	March 31, 2017	December 31, 2016
	Fair Value of Derivative Liability(b)	Fair Value of Derivative Liability(b)
Interest Rate Swap (Note 9)	$1,609	$2,199

(a)	Classified in Other expenses (income)—(Gain) loss on interest rate swap

(b)	Classified in Liabilities—Accrued expenses and other liabilities
NOTE 9—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximate carrying value as of March 31, 2017 and December 31, 2016, as variable interest rates approximate market rates. The Company has classified these instruments in Level 2 of the fair value hierarchy as described below.
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
The FASB has established a framework for measuring fair value and requires that assets and liabilities measured at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
The following table provides fair value measurement information of the Company's financial liability measured on a recurring basis as of March 31, 2017 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap Liability	$—	$1,609	$—
There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2017 and 2016.
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

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)
The Company's estimated annual effective tax rate for the year ended December 31, 2017 is expected to be 14.6% before discrete items. The Company's consolidated effective tax rate for the three months ended March 31, 2017, inclusive of discrete items is 12.7%. The 1.9% difference in these rates is primarily attributable to a benefit related to the special allocation of gain, to Wayzata, resulting from the sale of equipment that had a built in gain at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code (Note 3).

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2017
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
ASSETS

Cash and cash equivalents	$783	$—	$—	$—	$—	$783
Accounts receivable, net	59,510	—	—	—	—	59,510
Inventories	1,873	—	—	—	—	1,873
Rental equipment, net	471,219	—	—	—	—	471,219
Property and equipment, net	34,714	—	—	—	—	34,714
Prepaid expenses and other assets	9,887	—	—	—	—	9,887
Goodwill	60,644	—	—	—	—	60,644
Investment in subsidiary	—	120,934	120,934	182,521	(424,389)	—
Intercompany	10,258	—	—	(10,258)	—	—
Intangible assets, net	14,027	—	—	—	—	14,027
Total assets	$662,915	$120,934	$120,934	$172,263	$(424,389)	$652,657

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$25,031	$—	$—	$—	$—	$25,031
Accrued expenses and other liabilities	35,812	—	—	—	—	35,812
Revolving credit facility, net	220,337	—	—	—	—	220,337
Second lien loan, net	457,436	—	—	—	—	457,436
Payable pursuant to tax receivable agreement	—	—	—	29,560	—	29,560
Deferred tax liability, net	—	—	—	9,217	—	9,217
Total liabilities	$738,616	$—	$—	$38,777	$—	$777,393

Stockholders' deficit / members' deficit
Class A Common Stock	$—	$—	$—	$88	$—	$88
Class B Common Stock	—	—	—	150	—	150
Additional paid-in capital	—	—	—	44,679	(146,143)	(101,464)
Retained earnings	—	—	—	27,794	(3,771)	24,023
Members' deficit	(196,635)	—	—	—	196,635	—
Accumulated surplus	120,934	120,934	120,934	—	(362,802)	—
Total stockholders' deficit / members' deficit	(75,701)	120,934	120,934	72,711	(316,081)	(77,203)
Non-controlling interest	—	—	—	60,775	(108,308)	(47,533)
Total stockholders' deficit / members' deficit and non-controlling interest	(75,701)	120,934	120,934	133,486	(424,389)	(124,736)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$662,915	$120,934	$120,934	$172,263	$(424,389)	$652,657

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
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

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$85,498	$—	$—	$—	$—	$85,498
Equipment sales	7,195	—	—	—	—	7,195
Parts and service	3,184	—	—	—	—	3,184
Total revenues	95,877	—	—	—	—	95,877
Cost of revenues
Cost of equipment sold	4,953	—	—	—	—	4,953
Depreciation of rental equipment	22,150	—	—	—	—	22,150
Cost of rental revenues	22,263	—	—	—	—	22,263
Cost of parts and service	1,797	—	—	—	—	1,797
Total cost of revenues	51,163	—	—	—	—	51,163
Gross profit	44,714	—	—	—	—	44,714
Other operating expenses
Selling, general and administrative expenses	24,542	—	—	—	—	24,542
Other depreciation and amortization	2,171	—	—	—	—	2,171
Total other operating expenses	26,713	—	—	—	—	26,713
Income from operations	18,001	—	—	—	—	18,001
Other expenses (income)
Interest expense	11,173	—	—	—	—	11,173
Adjustment to tax receivable agreement	—	—	—	55	—	55
Gain on interest rate swap	(375)	—	—	—	—	(375)
Total other expenses (income)	10,798	—	—	55	—	10,853
Income (loss) before income taxes	7,203	—	—	(55)	—	7,148
Equity earnings in subsidiaries	—	7,184	7,184	2,672	(17,040)	—
Provision for income taxes	(19)	—	—	(892)	—	(911)
Net income	7,184	7,184	7,184	1,725	(17,040)	6,237
Less: net income attributable to non-controlling interest	—	—	4,512	—	—	4,512
Net income attributable to Neff Corporation	$7,184	$7,184	$2,672	$1,725	$(17,040)	$1,725

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$81,177	$—	$—	$—	$—	$81,177
Equipment sales	5,102	—	—	—	—	5,102
Parts and service	3,305	—	—	—	—	3,305
Total revenues	89,584	—	—	—	—	89,584
Cost of revenues
Cost of equipment sold	3,111	—	—	—	—	3,111
Depreciation of rental equipment	22,165	—	—	—	—	22,165
Cost of rental revenues	19,933	—	—	—	—	19,933
Cost of parts and service	1,805	—	—	—	—	1,805
Total cost of revenues	47,014	—	—	—	—	47,014
Gross profit	42,570	—	—	—	—	42,570
Other operating expenses
Selling, general and administrative expenses	24,522	—	—	—	—	24,522
Other depreciation and amortization	2,741	—	—	—	—	2,741
Total other operating expenses	27,263	—	—	—	—	27,263
Income from operations	15,307	—	—	—	—	15,307
Other expenses
Interest expense	11,044	—	—	—	—	11,044
Adjustment to tax receivable agreement	—	—	—	414	—	414
Loss on interest rate swap	4,654	—	—	—	—	4,654
Total other expenses	15,698	—	—	414	—	16,112
Loss before income taxes	(391)	—	—	(414)	—	(805)
Equity earnings in subsidiaries	—	(391)	(391)	(122)	904	—
Benefit from income taxes	—	—	—	385	—	385
Net loss	(391)	(391)	(391)	(151)	904	(420)
Less: net loss attributable to non-controlling interest	—	—	(269)	—	—	(269)
Net loss attributable to Neff Corporation	$(391)	$(391)	$(122)	$(151)	$904	$(151)

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$7,184	$7,184	$7,184	$1,725	$(17,040)	$6,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,102	—	—	—	—	24,102
Amortization of debt issue costs	526	—	—	—	—	526
Amortization of intangible assets	219	—	—	—	—	219
Amortization of original issue discount	86	—	—	—	—	86
Gain on sale of equipment	(2,242)	—	—	—	—	(2,242)
Provision for bad debt	315	—	—	—	—	315
Equity-based compensation	752	—	—	—	—	752
Deferred income taxes	—	—	—	892	—	892
Adjustment to tax receivable agreement	—	—	—	55	—	55
Unrealized gain on interest rate swap	(590)	—	—	—	—	(590)
Equity earnings in subsidiaries	—	(7,184)	(7,184)	(2,672)	17,040	—
Changes in operating assets and liabilities:
Accounts receivable	5,118	—	—	—	—	5,118
Inventories, prepaid expenses and other assets	(1,690)	—	—	—	—	(1,690)
Accounts payable	(66)	—	—	—	—	(66)
Accrued expenses and other liabilities	(4,552)	—	—	—	—	(4,552)
Net cash provided by operating activities	29,162	—	—	—	—	29,162
Cash Flows from Investing Activities
Purchases of rental equipment	(21,141)	—	—	—	—	(21,141)
Proceeds from sale of equipment	7,195	—	—	—	—	7,195
Purchases of property and equipment	(1,103)	—	—	—	—	(1,103)
Net cash used in investing activities	(15,049)	—	—	—	—	(15,049)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(37,394)	—	—	—	—	(37,394)
Borrowings under revolving credit facility	34,994	—	—	—	—	34,994
Second Lien Loan prepayment	(11,830)	—	—	—	—	(11,830)
Net cash used in financing activities	(14,230)	—	—	—	—	(14,230)
Net decrease in cash and cash equivalents	(117)	—	—	—	—	(117)
Cash and cash equivalents, beginning of period	900	—	—	—	—	900
Cash and cash equivalents, end of period	$783	$—	$—	$—	$—	$783

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
The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our expected tax rate and benefits and estimated amounts payable pursuant to the Tax Receivable Agreement, liquidity, expected capital expenditures, anticipated future indebtedness or financings and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" set forth in our 2016 10-K for the year ended December 31, 2016. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Financial Highlights
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, a focus on operating leverage and margin expansion. In particular, we have focused on maximizing returns from improving construction activity in the markets we operate in by increasing rental revenues and by increasing the amount of rental equipment in our existing network of 69 branch locations. Our net income increased to $6.2 million for the three months ended March 31, 2017. Our Adjusted EBITDA (as defined below) increased 5.3% to $43.6 million for the three months ended March 31, 2017 as compared to the prior year.

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
The following table reconciles EBITDA and Adjusted EBITDA to our net income (loss) for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016

Net income (loss)	$6,237	$(420)
Interest expense	11,173	11,044
Provision for (benefit from) income taxes	911	(385)
Depreciation of rental equipment	22,150	22,165
Other depreciation and amortization	2,171	2,741
EBITDA	42,642	35,145
Rental split expense(a)	558	447
Equity-based compensation(b)	752	768
Adjustment to tax receivable agreement(c)	55	414
(Gain) loss on interest rate swap(d)	(375)	4,654
Adjusted EBITDA	$43,632	$41,428

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

Company Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase Common Units in Neff Holdings which was wholly owned by private investment funds managed by Wayzata prior to the IPO. In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1.7 million shares of Class A common stock for a total cost of $11.8 million, including commissions. As of March 31, 2017, the number of shares of Class A common stock outstanding was 8,859,662 .

The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the consolidated results of the Company.
Neff Corporation, is the sole managing member of Neff Holdings and owns Common Units of Neff Holdings representing a 37.2% equity interest in Neff Holdings, as of March 31, 2017. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.

Wayzata retains Common Units in Neff Holdings representing a collective 62.8% economic interest and a non-controlling interest in Neff Holdings, and we reflect Wayzata's collective economic interest as a non-controlling interest in our unaudited condensed consolidated financial statements. As a result, net income (loss) attributable to us, after excluding the non-controlling interest of Wayzata, represents 37.2% of Neff Holdings' net income (loss) and our only material asset is our corresponding 37.2% economic interest and controlling interest in Neff Holdings. Neff Corporation is a holding company that conducts no operations and, as of the consummation of the IPO, its only material asset is the equity interests of its direct and indirect subsidiaries.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table illustrates our operating activity for the three months ended March 31, 2017 and the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$85,498	$81,177	5.3
Equipment sales	7,195	5,102	41.0
Parts and service	3,184	3,305	(3.7)
Total revenues	95,877	89,584	7.0
Cost of revenues
Cost of equipment sold	4,953	3,111	59.2
Depreciation of rental equipment	22,150	22,165	(0.1)
Cost of rental revenues	22,263	19,933	11.7
Cost of parts and service	1,797	1,805	(0.4)
Total cost of revenues	51,163	47,014	8.8
Gross profit	44,714	42,570	5.0
Other operating expenses
Selling, general and administrative expenses	24,542	24,522	0.1
Other depreciation and amortization	2,171	2,741	(20.8)
Total other operating expenses	26,713	27,263	(2.0)
Income from operations	18,001	15,307	17.6
Other expenses (income)
Interest expense	11,173	11,044	1.2
Adjustment to tax receivable agreement	55	414	(86.7)
(Gain) loss on interest rate swap	(375)	4,654	nm
Total other expenses (income)	10,853	16,112	(32.6)
Income (loss) before income taxes	7,148	(805)	nm
(Provision for) benefit from income taxes	(911)	385	nm
Net income (loss)	6,237	(420)	nm
Less: net income (loss) attributable to non-controlling interest	4,512	(269)	nm
Net income (loss) attributable to Neff Corporation	$1,725	$(151)	nm
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the three months ended March 31, 2017 increased 7.0% to $95.9 million from $89.6 million for the three months ended March 31, 2016. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the three months ended March 31, 2017 increased 5.3% to $85.5 million from $81.2 million for the three months ended March 31, 2016. The increase in rental revenues was primarily due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in rental rates. This increase was offset by a decrease in the time utilization of the larger fleet. We estimate that our rental rates increased 1%, as compared to the three months ended March 31, 2016. For the three months ended March 31, 2017, the average OEC of our rental fleet increased by 7.0% to $832.5 million from $778.2 million at March 31, 2016, as a result of increased capital expenditures. Time utilization for the three months ended March 31, 2017 decreased to 62.9% from 65.1% for the three months ended March 31, 2016 primarily due to decreased time utilization in our non oil and gas markets compared to the prior year.

Equipment Sales.     Equipment sales for the three months ended March 31, 2017 increased 41.0% to $7.2 million from $5.1 million for the three months ended March 31, 2016. The increase in equipment sales revenues was primarily due to increased sales volume of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the three months ended March 31, 2017 decreased 3.7% to $3.2 million from $3.3 million for the three months ended March 31, 2016. The decrease in these revenues for the three months ended March 31, 2017 was primarily due to decreased parts, repair and fuel costs charged to customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment increased 59.2% to $5.0 million for the three months ended March 31, 2017 from $3.1 million for the three months ended March 31, 2016. The increase in costs associated with the sale of rental equipment was due primarily to the increase in equipment sales. This increase was partially offset by an decrease in used equipment sales gross profit. Gross profit margin on used equipment sales for the three months ended March 31, 2017 decreased to 31.2% from 39.0% for the three months ended March 31, 2016, primarily as a result of the mix of equipment sold.
Depreciation of Rental Equipment.    Depreciation of rental equipment remained relatively consistent at $22.2 million. As a percentage of rental revenues, depreciation of rental equipment was 25.9% for the three months ended March 31, 2017 and was 27.3% for the three months ended March 31, 2016.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 11.7% to $22.3 million for the three months ended March 31, 2017 from $19.9 million for the three months ended March 31, 2016. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses, repair costs, fuel and rental split expenses. As a percentage of rental revenues, cost of rental revenues increased to 26.0% for the three months ended March 31, 2017 from 24.6% for the three months ended March 31, 2016.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues remained relatively consistent at $1.8 million for the three months ended March 31, 2017.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2017 remained relatively consistent at $24.5 million. Employee salaries, benefits and related employee expenses increased $0.6 million primarily as a result of higher headcount, salaries and payroll taxes. This increase was partially offset by a decrease in bad debt expenses and public company expense. Public company expenses decreased by $0.4 million year over year. As a percentage of total revenues, selling, general and administrative expenses decreased to 25.6% for the three months ended March 31, 2017 from 27.4% for the three months ended March 31, 2016.
Other Depreciation and Amortization.    Other depreciation and amortization expense decreased 20.8% to $2.2 million for the three months ended March 31, 2017 from $2.7 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the three months ended March 31, 2017 increased 1.2% to $11.2 million from $11.0 million for the three months ended March 31, 2016. The increase in interest expense was primarily due to an increase in the weighted average interest rate of our Revolving Credit Facility as well as an increase in the interest rate of our Second Lien Loan.
Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the three months ended March 31, 2017 consisted of a $0.1 million increase to the liability primarily due to changes in estimated future payments. The Adjustment to Tax Receivable Agreement for the three months ended March 31, 2016 was a $0.4 million increase in the liability due to changes in estimated future payments.
Gain on Interest Rate Swap. Gain on interest rate swap for the three months ended March 31, 2017 was $0.4 million and included $0.6 million of unrealized gains on the Interest Rate Swap related to the change in fair value and $0.2 million of settlement payments made. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statements of operations. There was a loss on Interest Rate Swap of $4.7 million for the three months ended March 31, 2016. The loss consisted of $4.6 million of unrealized losses on Interest Rate Swap related to the change in fair value and $49.6 thousand of settlement payments made.

Liquidity and Capital Resources
Overview
Our principal needs for liquidity historically have been for the purchase of rental fleet, other capital expenditures, including delivery vehicles, funding startup costs for new branch locations and debt service. These will be our principal liquidity needs going forward, in addition to potential payments under the Tax Receivable Agreement, potential cash payments made at our election to the Prior LLC Owners for the redemption of Common Units for Class A common stock and any share repurchases we make in the future under our share repurchase program.
Our largest use of liquidity has been and will continue to be for the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the three months ended March 31, 2017 and 2016, our net rental fleet capital expenditures totaled approximately $13.9 million and $31.0 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
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
For the three months ended March 31, 2017 and 2016, our net purchases of property and equipment totaled approximately $1.1 million and $5.0 million, respectively. We have historically financed these net other non-rental capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
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
We may use liquidity going forward to make payments under the Tax Receivable Agreement. For the three months ended March 31, 2017, we did not make any payments under the Tax Receivable Agreement. We expect any eventual payments under the Tax Receivable Agreement could vary depending on a number of factors (see Tax Receivable Agreement under the Company Structure and Effects of the Organizational Transactions in the "Management's Discussions and Analysis of Financial Condition and Results of Operations").

As of December 31, 2016, our total leverage ratio was 3.60. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $11.8 million was made during March 2017 for the year ended December 31, 2016. A mandatory prepayment of $3.3 million was made during March 2016 for the year ended December 31, 2015. The Company will determine whether any mandatory prepayments need to be made for the fiscal year ending December 31, 2017, after year end. Other than mandatory prepayments under the terms of our Second Lien Loan as of March 31, 2017, we are not required to make principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments and mandatory prepayments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of March 31, 2017, our principal sources of liquidity consisted of $29.2 million of cash generated from operations, $0.8 million of cash and cash equivalents and availability of $223.8 million under our Revolving Credit Facility (subject to customary borrowing conditions). We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months; however, there can be no assurance that this will be the case. The borrowing capacity under our Revolving Credit Facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan. We were in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan as of March 31, 2017.

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

Cash Flows for the Three Months Ended March 31, 2017 and 2016

Net cash provided by operating activities was $29.2 million as compared to $33.4 million for the three months ended March 31, 2016. Net income of $6.2 million when adjusted by various non-cash items, such as depreciation of $24.1 million, the gain on sale of equipment of $2.2 million, unrealized gain on interest rate swap of $0.6 million, resulted in net cash provided by operating activities of $29.2 million.
Net cash used in investing activities was $15.0 million for the three months ended March 31, 2017 as compared to $36.0 million for the three months ended March 31, 2016. Cash used for the purchase of rental equipment was $21.1 million for the three months ended March 31, 2017, compared to $36.1 million for the three months ended March 31, 2016. We received $7.2 million in cash proceeds from the sale of equipment for the three months ended March 31, 2017 compared to $5.1 million for the three months ended March 31, 2016.
Net cash used in financing activities was $14.2 million for the three months ended March 31, 2017, compared to $4.5 million provided by financing activities for the three months ended March 31, 2016. The decrease in cash from financing activities was primarily due to an increase in the Second Lien Loan prepayment compared to the prepayment made in prior year as well as net repayments made to the Revolving Credit Facility compared to net borrowings in prior year.

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
The Revolving Credit Facility provides $475.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of March 31, 2017, the borrowing base under the Revolving Credit Facility was $452.9 million. As of March 31, 2017, we had $220.3 million in borrowings under the Revolving Credit Facility, net of unamortized debt issue costs of $3.7 million. The Revolving Credit Facility matures on February 25, 2021. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus (a) 200 basis points if the average availability for the period is less than $125.0 million, (b) 175 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (c) 150 basis points if the average availability for the period is greater than $225.0 million. The base rate loans bear interest at the sum of (a) (i) 100 basis points if the average availability for the period is less than $125.0 million, (ii) 75 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (iii) 50 basis points if the average availability for the period is greater than $225.0 million plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.375% if less than 50% of the daily average unused portion under the Revolving Credit Facility is utilized and 0.250% if 50% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $47.5 million as of March 31, 2017, which require us to maintain (i) a consolidated total leverage ratio of not more than 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2017 through and including December 31, 2017, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from January 1, 2018 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of March 31, 2017, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $223.8 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
Second Lien Loan
Our subsidiary, Neff Rental LLC, incurred the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given that LIBOR currently is less than 1.00%, our interest rate as of March 31, 2017 under the Second Lien Loan was 7.54% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 31, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period. Additionally, we must make mandatory prepayments of principal on the Second Lien Loan if we receive net cash proceeds from asset sales (as defined in the Second Lien Loan) or the issuance or incurrence of indebtedness (except for permitted refinancing debt as defined in the Second Lien Loan). We prepaid $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO on November 26, 2014 and paid approximately $1.9 million in prepayment premiums in connection with that prepayment. On March 17, 2016, we paid a mandatory prepayment of $3.3 million, equal to 25% of our excess cash flow for the year ended December 31, 2015. On March 13, 2017, we paid a mandatory prepayment of $11.8 million, equal to 25% of our excess cash flow for the year ended December 31, 2016. As of March 31, 2017, the balance outstanding on the Second Lien Loan was $457.4 million, net of unamortized original issue discount of $4.7 million and unamortized discount of $1.6 million.
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
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2017, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
In the normal course of our business activities, we lease real estate for our headquarters and branch locations and we may from time to time lease rental equipment and non-rental equipment under operating leases. See "—Contractual and Commercial Commitments."
Contractual and Commercial Commitments
There have been no material changes from the information included in our 2016 10-K for the year ended December 31, 2016.

Inflation
Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had and is not likely in the foreseeable future to have, a material impact on our results of operations.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2016 10-K for the year ended December 31, 2016, for which there were no material changes.
Recent Accounting Pronouncements
See Note 2 of our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for recently issued accounting pronouncements applicable to us and the effect of those standards on our consolidated financial statements and related disclosures.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility and Second Lien Loan. All outstanding indebtedness under the Revolving Credit Facility and Second Lien Loan (subject to LIBOR floor) bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility and Second Lien Loan would result in a change of $0.6 million and $1.2 million, respectively, to our interest expense on an annual basis based on borrowings outstanding as of March 31, 2017.

The variable nature of our obligations under the Revolving Credit Facility and Second Lien Loan creates interest rate risk. In order to mitigate this risk, in March 2015, we entered into the Interest Rate Swap in the notional amount of $200.0 million, effectively converting a portion of our variable rate debt into fixed rate debt on the Revolving Credit Facility for the period between April 8, 2015 and April 8, 2020.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

There have been no material changes in our risk factors since filing our 2016 10-K for the year ended December 31, 2016.

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

NEFF CORPORATION
Date:	April 26, 2017	By:
Graham Hood Chief Executive Officer and Director (Principal Executive Officer)
Date:	April 26, 2017	By:
Mark Irion Chief Financial Officer