Form 10-Q
period 2017-06-30
Neff Corp
filed 2017-08-03
CIK 1617667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the number of shares of Class A common stock outstanding was 8,892,798 and the number of shares of Class B common stock outstanding was 14,951,625.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements regarding industry outlook, our expectations regarding the performance of our business, liquidity, our expected tax rate and benefits and estimated payments under our tax receivable agreement, expected capital expenditures, anticipated future indebtedness or financings, our pending merger transaction with H&E Equipment Services Inc. and other non-historical statements. We use words such as "could," "may," "might," "will," "expect," "likely," "believe," "continue," "anticipate," "estimate," "intend," "plan," "project" and other similar expressions to identify some but not all forward-looking statements. Forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the important factors described under the caption "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2017 (the “2016 10-K”) as supplemented by the risks and uncertainties described in "Risk Factors" set forth in this quarterly report on Form 10-Q.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other important factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many important factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these important factors include, but are not limited to, those described under the captions "Risk Factors" in our 2016 10-K as supplemented by the risks and uncertainties described in "Risk Factors" set forth in this quarterly report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$805	$900
Accounts receivable, net of allowance for doubtful accounts of $1,781 in 2017 and $2,481 in 2016	63,452	64,943
Inventories	2,252	1,867
Rental equipment, net	478,249	462,084
Property and equipment, net	38,631	35,534
Prepaid expenses and other assets	9,096	8,203
Goodwill	60,644	60,644
Intangible assets, net	13,807	14,246
Total assets	$666,936	$648,421

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$22,733	$15,851
Accrued expenses and other liabilities	34,834	35,074
Revolving credit facility, net of debt issue costs	222,645	222,531
Second lien loan, net of debt issue costs and original issue discount	457,626	468,860
Payable pursuant to tax receivable agreement	29,621	29,505
Deferred tax liability, net	11,488	8,325
Total liabilities	778,947	780,146

Stockholders' deficit
Class A Common Stock; $.01 par value, 100,000,000 shares authorized, 8,892,798 and 8,859,662 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	89	88
Class B Common Stock; $.01 par value, 15,000,000 shares authorized, 14,951,625 shares issued and outstanding as of June 30, 2017 and December 31, 2016	150	150
Additional paid-in capital	(100,801)	(102,216)
Retained earnings	26,380	22,770
Total stockholders' deficit	(74,182)	(79,208)
Non-controlling interest	(37,829)	(52,517)
Total stockholders' deficit and non-controlling interest	(112,011)	(131,725)
Total liabilities and stockholders' deficit and non-controlling interest	$666,936	$648,421
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Revenues
Rental revenues	$94,379	$91,474
Equipment sales	6,306	4,941
Parts and service	3,440	3,245
Total revenues	104,125	99,660
Cost of revenues
Cost of equipment sold	3,993	2,963
Depreciation of rental equipment	22,795	22,761
Cost of rental revenues	22,815	21,675
Cost of parts and service	2,016	1,799
Total cost of revenues	51,619	49,198
Gross profit	52,506	50,462
Other operating expenses
Selling, general and administrative expenses	24,052	23,387
Other depreciation and amortization	2,286	2,594
Total other operating expenses	26,338	25,981
Income from operations	26,168	24,481
Other expenses
Interest expense	11,000	10,846
Adjustment to tax receivable agreement	61	262
Loss on interest rate swap	587	1,828
Total other expenses	11,648	12,936
Income before income taxes	14,520	11,545
Provision for income taxes	(2,184)	(1,606)
Net income	12,336	9,939
Less: net income attributable to non-controlling interest	9,086	7,319
Net income attributable to Neff Corporation	$3,250	$2,620

Net income attributable to Neff Corporation per share of Class A common stock outstanding:
Basic	$0.37	$0.29
Diluted	$0.34	$0.28
Weighted average shares of Class A common stock outstanding:
Basic	8,878	9,158
Diluted	9,542	9,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Revenues
Rental revenues	$179,877	$172,651
Equipment sales	13,501	10,043
Parts and service	6,624	6,550
Total revenues	200,002	189,244
Cost of revenues
Cost of equipment sold	8,946	6,074
Depreciation of rental equipment	44,945	44,926
Cost of rental revenues	45,078	41,608
Cost of parts and service	3,813	3,604
Total cost of revenues	102,782	96,212
Gross profit	97,220	93,032
Other operating expenses
Selling, general and administrative expenses	48,594	47,909
Other depreciation and amortization	4,457	5,335
Total other operating expenses	53,051	53,244
Income from operations	44,169	39,788
Other expenses
Interest expense	22,173	21,890
Adjustment to tax receivable agreement	116	676
Loss on interest rate swap	212	6,482
Total other expenses	22,501	29,048
Income before income taxes	21,668	10,740
Provision for income taxes	(3,095)	(1,222)
Net income	18,573	9,518
Less: net income attributable to non-controlling interest	13,597	7,050
Net income attributable to Neff Corporation	$4,976	$2,468

Net income attributable to Neff Corporation per share of Class A common stock outstanding:
Basic	$0.56	$0.25
Diluted	$0.52	$0.25
Weighted average shares of Class A common stock outstanding:
Basic	8,869	9,755
Diluted	9,497	9,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND NON-CONTROLLING INTEREST
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Neff Corporation
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling interest	Total stockholders' deficit and non-controlling interest
BALANCE—December 31, 2016	8,860	$88	14,952	$150	$(102,216)	$22,770	$(52,517)	$(131,725)
Equity-based compensation expense	—	—	—	—	1,399	—	—	1,399
Option exercises	33	1	—	—	16	(52)	—	(35)
Distributions to member	—	—	—	—	—	—	(44)	(44)
Tax impact of change in ownership percentage	—	—	—	—	—	(179)	—	(179)
Reallocation based on ending non-controlling interest percentage	—	—	—	—	—	(1,135)	1,135	—
Net income	—	—	—	—	—	4,976	13,597	18,573
BALANCE—June 30, 2017	8,893	$89	14,952	$150	$(100,801)	$26,380	$(37,829)	$(112,011)

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash Flows from Operating Activities
Net income	$18,573	$9,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,963	49,726
Amortization of debt issue costs	834	765
Amortization of intangible assets	439	535
Amortization of original issue discount	176	147
Gain on sale of equipment	(4,555)	(3,969)
Provision for bad debt	429	862
Equity-based compensation	1,399	1,098
Deferred income taxes	2,984	1,222
Adjustment to tax receivable agreement	116	676
Unrealized (gain) loss on interest rate swap	(286)	6,183
Changes in operating assets and liabilities:
Accounts receivable	1,062	7,472
Inventories, prepaid expenses and other assets	(1,278)	(1,267)
Accounts payable	931	(324)
Accrued expenses and other liabilities	(1,537)	882
Net cash provided by operating activities	68,250	73,526
Cash Flows from Investing Activities
Purchases of rental equipment	(62,496)	(76,557)
Proceeds from sale of equipment	13,501	10,043
Purchases of property and equipment	(7,141)	(8,648)
Net cash used in investing activities	(56,136)	(75,162)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(69,894)	(66,400)
Borrowings under revolving credit facility	69,594	82,500
Debt issue costs	—	(1,570)
Common stock repurchases	—	(9,433)
Proceeds from option exercises	17	—
Payment of withholding taxes for option exercises	(52)	—
Distributions to member	(44)	(138)
Second Lien Loan prepayment	(11,830)	(3,349)
Net cash (used in) provided by financing activities	(12,209)	1,610
Net decrease in cash and cash equivalents	(95)	(26)
Cash and cash equivalents, beginning of period	900	289
Cash and cash equivalents, end of period	$805	$263

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$21,128	$21,464
Cash paid for interest rate swap settlements	495	299
Non-Cash Investing Activities
Purchases of rental equipment included in accounts payable and other accrued liabilities at period end	$21,069	$24,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS AND ORGANIZATION

Neff Corporation (the "Company") was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an initial public offering (the "IPO") of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase common membership units ("Common Units") in Neff Holdings LLC ("Neff Holdings"), which was wholly owned by private investment funds managed by Wayzata Investment Partners ("Wayzata") prior to the IPO. We refer to these transactions as the “Organizational Transactions”. Neff Corporation's only business is to act as the sole managing member of Neff Holdings. As a result, Neff Corporation consolidates Neff Holdings for all periods presented (see Supplemental Unaudited Condensed Consolidating Financial Statements). Neff Corporation and its consolidated subsidiaries, including Neff Holdings and Neff Holdings' subsidiaries, Neff LLC and Neff Rental LLC, are referred to as the "Company".

The Company owns and operates equipment rental locations in the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.
NOTE 2—BASIS OF PRESENTATION
Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s balance sheets as of June 30, 2017 and December 31, 2016, the results of its operations for the three and six months ended June 30, 2017 and 2016, the cash flows for the six months ended June 30, 2017 and 2016 and stockholders' deficit and non-controlling interest for the six months ended June 30, 2017. Interim results may not be indicative of full year performance. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the 2016 10-K.

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
Recently Issued Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from adopting new or revised accounting standards and, therefore, will not be subject to new or revised accounting standards until such time as those standards apply to private companies. There were no significant new accounting pronouncements that the Company adopted during the six months ended June 30, 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of Emerging Issues Task Force), ("ASU 2016-15") to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. This guidance is effective for private companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 and requires application on a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects to adopt this guidance when it becomes effective for private companies and does not expect this guidance to have a significant impact on the Company's financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, ("ASU 2017-04") which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. As ASU 2017-04 will become effective after the expiration of the exemption period under the JOBS Act, the Company expects to adopt this guidance when it becomes effective for public companies. The Company does not expect this guidance to have a significant impact on the Company's financial statements.

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

from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense. This guidance became effective for the Company as of the year ended December 31, 2016 and requires application on a retrospective basis. As a result of adopting this guidance, interest expense for the three and six months ended June 30, 2016 changed as shown below (in thousands):

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Interest expense as previously reported	$10,476	$21,125
Reclassification of amortization of debt issue costs	370	765
Current presentation of interest expense	$10,846	$21,890

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

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of June 30, 2017	14,951,625	8,892,798	23,844,423
	62.7%	37.3%	100.0%

	Non-controlling ownership of Common Units in Neff Holdings	Neff Corporation ownership of Common Units in Neff Holdings	Total
As of December 31, 2016	14,951,625	8,859,662	23,811,287
	62.8%	37.2%	100.0%

The following table summarizes the activity in non-controlling interest from December 31, 2016 to June 30, 2017 (in thousands):

Balance of non-controlling interest as of December 31, 2016	$(52,517)
Net income attributable to non-controlling interest	13,597
Distributions to member	(44)
Reallocation based on ending non-controlling interest percentage	1,135
Balance of non-controlling interest as of June 30, 2017	$(37,829)

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

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—NON-CONTROLLING INTEREST (Continued)

Payable Pursuant to the Tax Receivable Agreement

As of June 30, 2017, the Company recorded a liability of $29.6 million, representing the estimated payments due to Wayzata and certain members of management of Neff Holdings and certain non-executive members of its board of managers (collectively, the "Prior LLC Owners") under the Tax Receivable Agreement with the Prior LLC Owners as a result of the special allocation of depreciation and amortization deductions in excess of the pro rata share of such items. The liability as of June 30, 2017 increased by $0.1 million from December 31, 2016, due to changes in estimated future payments as a result of the tax benefit Neff Corporation will obtain as a result of the special allocation of gain, to Wayzata, resulting from the sale of equipment that existed at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code. The Company expects these changes from the special allocation of gain will likely occur quarterly.

Payments are anticipated to be made under the Tax Receivable Agreement when Neff Corporation utilizes a benefit. The payments are to be made in accordance with the terms of the Tax Receivable Agreement. The timing of the payments is subject to certain contingencies including Neff Corporation having sufficient taxable income to utilize the tax benefits defined in the Tax Receivable Agreement.

Obligations pursuant to the Tax Receivable Agreement, are obligations of Neff Corporation and are not obligations of Neff Holdings. The obligations do not impact the balance of the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. In general, items of income, gain, loss and deduction are allocated on the basis of members' respective ownership interests pursuant to the Neff Holdings LLC agreement after taking into consideration all relevant sections of the Internal Revenue Code.

No amounts were paid pursuant to the terms of the Tax Receivable Agreement during the six months ended June 30, 2017.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Neff Corporation	$3,250	$2,620	$4,976	$2,468
Denominator for net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding	8,878	9,158	8,869	9,755
Denominator for diluted net income per share of Class A common stock:
Weighted average shares of Class A common stock outstanding, diluted	9,542	9,481	9,497	9,916
Earnings per share of Class A common stock:
Net income attributable to Neff Corporation per share of Class A common stock, basic	$0.37	$0.29	$0.56	$0.25
Net income attributable to Neff Corporation per share of Class A common stock, diluted	$0.34	$0.28	$0.52	$0.25

The shares of Class B common stock outstanding do not participate in the earnings of Neff Corporation and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - EARNINGS PER SHARE (Continued)

In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent on market conditions. During the six months ended June 30, 2017, the Company did not repurchase any shares of Class A common stock. At June 30, 2017, there were approximately $13.2 million in remaining funds authorized under this program.

NOTE 5—INTANGIBLE ASSETS
The carrying amount and accumulated amortization of intangible assets as of June 30, 2017 and December 31, 2016, consisted of the following (in thousands, except as noted):

		June 30, 2017
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(11,034)	2,953
Total intangible assets		$24,841	$(11,034)	$13,807

		December 31, 2016
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite life:
Trademarks and tradenames	N/A	$10,854	$—	$10,854
Finite life:
Customer list	12	13,987	(10,595)	3,392
Total intangible assets		$24,841	$(10,595)	$14,246
The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list. Accumulated amortization and expected future annual amortization expense are as follows (in thousands):

Accumulated amortization at June 30, 2017	$11,034
Estimated amortization expense for:
Remainder of 2017	438
2018	719
2019	589
2020	483
2021	396
2022	328
Total	$13,987
Amortization expense related to the customer list was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to the customer list was $0.4 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT
Debt consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands, except percent data):

	June 30, 2017	December 31, 2016
Revolving Credit Facility with interest ranging from the lender's prime rate plus up to 1.0% to LIBOR plus up to 2.0%, net of unamortized debt issue costs of $3,455 in 2017 and $3,869 in 2016 (2.8% at June 30, 2017)	$222,645	$222,531
Second Lien Loan with interest of LIBOR plus 6.25%, with 1.0% LIBOR floor, net of unamortized debt issue costs of $4,645 in 2017 and $5,065 in 2016 and unamortized discount of $1,550 in 2017 and $1,726 in 2016 (7.66% at June 30, 2017)	457,626	468,860
Total indebtedness	$680,271	$691,391
As of June 30, 2017, Neff Rental LLC and Neff LLC (subsidiaries of Neff Holdings) had an outstanding balance of $226.1 million under the senior secured revolving credit facility (the "Revolving Credit Facility"). Neff Rental LLC had $463.8 million of the second lien term loans (the "Second Lien Loan") outstanding as of June 30, 2017.

The Revolving Credit Facility and the Second Lien Loan credit agreements contain various affirmative, negative and financial reporting covenants. The covenants, among other things, place restrictions on the Company’s ability to acquire and sell assets, incur additional indebtedness and prepay other indebtedness other than the Revolving Credit Facility. The Company is subject to certain financial covenants under its Revolving Credit Facility if availability declines below $47.5 million. The Company was in compliance with all financial covenants under the Revolving Credit Facility and the Second Lien Loan credit agreements as of June 30, 2017.
As of December 31, 2016, our total leverage ratio was 3.60 to 1.00. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, the Company must make a mandatory prepayment equal to 25% of its excess cash flow. In March 2017, a mandatory prepayment of $11.8 million was made for the year ended December 31, 2016. The Company will determine whether any mandatory prepayments need to be made for the fiscal year ending December 31, 2017, after year end.

The Company had $3.9 million in outstanding letters of credit at June 30, 2017 and December 31, 2016 that were primarily associated with its insurance coverage. As of June 30, 2017, total availability under the Revolving Credit Facility was $244.8 million.
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

For the three months ended June 30, 2017 and 2016, the Company recognized equity-based compensation expense of $0.6 million and $0.3 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized equity-based compensation expense of $1.4 million and $1.1 million, respectively. Each Common Unit held by Wayzata or acquired by individuals upon exercise of existing options granted by Neff Holdings will be redeemable, at the election of such member, for, at Neff Corporation's option, newly issued shares of Neff Corporation's Class A common stock on a 1-for-1 basis or for a cash payment equal to the market price of one share of Neff Corporation's Class A common stock.

The following table summarizes equity-based compensation activity for the six months ended June 30, 2017 (in thousands):

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EQUITY—BASED COMPENSATION (Continued)

	Neff Corporation		Neff Holdings
	RSUs	Options	Options
Balance as of January 1, 2017	289	827	758
Granted	—	—	—
Exercised	(24)	(28)	—
Forfeited	—	—	—
Balance as of June 30, 2017	265	799	758

Vested	—	246	758
Unvested	265	553	—
Total	265	799	758

At June 30, 2017, there were 0.3 million additional shares of Class A common stock available for the Company to grant under the 2014 Incentive Plan.
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
For the three months ended June 30, 2017, the Company recognized a loss on the Interest Rate Swap of $0.6 million which consisted of $0.3 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.3 million realized loss for the settlement payments made. For the three months ended June 30, 2016, the Company recognized a loss on the Interest Rate Swap of $1.8 million which consisted of $1.6 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.2 million realized loss for the settlement payments made.
For the six months ended June 30, 2017, the Company recognized a loss on the Interest Rate Swap of $0.2 million which consisted of $0.3 million of unrealized gains related to the change in fair value of the Interest Rate Swap and a $0.5 million related loss for the settlement payments made. For the six months ended June 30, 2016, the Company recognized a loss on the Interest Rate Swap of $6.5 million which consisted of $6.2 million of unrealized losses related to the change in fair value of the Interest Rate Swap and a $0.3 million realized loss for the settlement payments made.

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
The following tables provide details regarding the Company's derivative financial instruments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	Loss Recognized in Earnings (a)	Loss Recognized in Earnings (a)	Loss Recognized in Earnings (a)	Loss Recognized in Earnings(a)
Interest Rate Swap	$587	$1,828	$212	$6,482

	June 30, 2017	December 31, 2016
	Fair Value of Derivative Liability(b)	Fair Value of Derivative Liability(b)
Interest Rate Swap (Note 9)	$1,913	$2,199

(a)	Classified in Other expenses—Loss on interest rate swap

(b)	Classified in Liabilities—Accrued expenses and other liabilities
NOTE 9—FAIR VALUE DISCLOSURES
The carrying amounts for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their immediate to short-term maturity. The fair value of the Revolving Credit Facility and the Second Lien Loan approximate carrying value as of June 30, 2017 and December 31, 2016, as variable interest rates approximate market rates. The Company has classified these instruments in Level 2 of the fair value hierarchy as described below.
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
The FASB has established a framework for measuring fair value and requires that assets and liabilities measured at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
The following table provides fair value measurement information of the Company's financial liability measured on a recurring basis as of June 30, 2017 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap Liability	$—	$1,913	$—
There were no transfers into or out of Level 1, 2 or 3 during the six months ended June 30, 2017 and 2016.
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

NEFF CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)
The Company's estimated annual effective tax rate for the year ended December 31, 2017 is expected to be 14.7% before discrete items. The Company's consolidated effective tax rate for the six months ended June 30, 2017, inclusive of discrete items is 14.0%. The 0.7% difference in these rates is primarily attributable to a benefit related to the special allocation of gain, to Wayzata, resulting from the sale of equipment that had a built in gain at the date of the IPO, in accordance with Section 704(c) of the Internal Revenue Code (Note 3).
NOTE 11—SUBSEQUENT EVENT

On July 14, 2017, the Company and H&E Equipment Services, Inc. ("H&E") announced that they had entered into a definitive merger agreement under which H&E will acquire Neff Corporation. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, H&E will pay $21.07 in cash per share of Neff common stock, for a total enterprise value of approximately $1.2 billion which includes approximately $690 million of debt. The per share merger consideration payable to Neff stockholders is subject to certain downward adjustments, not to exceed $0.44 per share, in the event that H&E incurs certain increased financing costs due to the transaction not being consummated on or prior to January 14, 2018. The merger transaction is subject to a go-shop period that will expire on 11:59 p.m. on August 20, 2017 during which the Company has the right to solicit, encourage or facilitate any inquiry or the making of any alternative acquisition proposal. The transaction is expected to close in the late third quarter or early fourth quarter of 2017, and is subject to customary closing conditions including Hart-Scott-Rodino Act clearance. In the event that the Company terminates the Merger Agreement in accordance with the go-shop provision described above to enter into a definitive agreement for a superior proposal, the Company will be required to pay H&E a cash termination fee in the amount of $13,165,000. In the event that the Company terminates the Merger Agreement under certain other specified circumstances, the Company will be required to pay H&E a cash termination fee in the amount of $18,430,000.

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2017
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
ASSETS

Cash and cash equivalents	$805	$—	$—	$—	$—	$805
Accounts receivable, net	63,452	—	—	—	—	63,452
Inventories	2,252	—	—	—	—	2,252
Rental equipment, net	478,249	—	—	—	—	478,249
Property and equipment, net	38,631	—	—	—	—	38,631
Prepaid expenses and other assets	9,096	—	—	—	—	9,096
Goodwill	60,644	—	—	—	—	60,644
Investment in subsidiary	—	135,475	135,475	188,923	(459,873)	—
Intercompany	10,625	—	—	(10,625)	—	—
Intangible assets, net	13,807	—	—	—	—	13,807
Total assets	$677,561	$135,475	$135,475	$178,298	$(459,873)	$666,936

LIABILITIES AND STOCKHOLDERS' DEFICIT / MEMBERS' DEFICIT

Liabilities
Accounts payable	$22,733	$—	$—	$—	$—	$22,733
Accrued expenses and other liabilities	34,834	—	—	—	—	34,834
Revolving credit facility, net	222,645	—	—	—	—	222,645
Second lien loan, net	457,626	—	—	—	—	457,626
Payable pursuant to tax receivable agreement	—	—	—	29,621	—	29,621
Deferred tax liability, net	—	—	—	11,488	—	11,488
Total liabilities	$737,838	$—	$—	$41,109	$—	$778,947

Stockholders' deficit / members' deficit
Class A Common Stock	$—	$—	$—	$89	$—	$89
Class B Common Stock	—	—	—	150	—	150
Additional paid-in capital	—	—	—	45,342	(146,143)	(100,801)
Retained earnings	—	—	—	30,119	(3,739)	26,380
Members' deficit	(195,752)	—	—	—	195,752	—
Accumulated surplus	135,475	135,475	135,475	—	(406,425)	—
Total stockholders' deficit / members' deficit	(60,277)	135,475	135,475	75,700	(360,555)	(74,182)
Non-controlling interest	—	—	—	61,489	(99,318)	(37,829)
Total stockholders' deficit / members' deficit and non-controlling interest	(60,277)	135,475	135,475	137,189	(459,873)	(112,011)
Total liabilities and stockholders' deficit / members' deficit and non-controlling interest	$677,561	$135,475	$135,475	$178,298	$(459,873)	$666,936

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

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$94,379	$—	$—	$—	$—	$94,379
Equipment sales	6,306	—	—	—	—	6,306
Parts and service	3,440	—	—	—	—	3,440
Total revenues	104,125	—	—	—	—	104,125
Cost of revenues
Cost of equipment sold	3,993	—	—	—	—	3,993
Depreciation of rental equipment	22,795	—	—	—	—	22,795
Cost of rental revenues	22,815	—	—	—	—	22,815
Cost of parts and service	2,016	—	—	—	—	2,016
Total cost of revenues	51,619	—	—	—	—	51,619
Gross profit	52,506	—	—	—	—	52,506
Other operating expenses
Selling, general and administrative expenses	24,052	—	—	—	—	24,052
Other depreciation and amortization	2,286	—	—	—	—	2,286
Total other operating expenses	26,338	—	—	—	—	26,338
Income from operations	26,168	—	—	—	—	26,168
Other expenses
Interest expense	11,000	—	—	—	—	11,000
Adjustment to tax receivable agreement	—	—	—	61	—	61
Loss on interest rate swap	587	—	—	—	—	587
Total other expenses	11,587	—	—	61	—	11,648
Income (loss) before income taxes	14,581	—	—	(61)	—	14,520
Equity earnings in subsidiaries	—	14,489	14,489	5,403	(34,381)	—
Provision for income taxes	(92)	—	—	(2,092)	—	(2,184)
Net income	14,489	14,489	14,489	3,250	(34,381)	12,336
Less: net income attributable to non-controlling interest	—	—	9,086	—	—	9,086
Net income attributable to Neff Corporation	$14,489	$14,489	$5,403	$3,250	$(34,381)	$3,250

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$91,474	$—	$—	$—	$—	$91,474
Equipment sales	4,941	—	—	—	—	4,941
Parts and service	3,245	—	—	—	—	3,245
Total revenues	99,660	—	—	—	—	99,660
Cost of revenues
Cost of equipment sold	2,963	—	—	—	—	2,963
Depreciation of rental equipment	22,761	—	—	—	—	22,761
Cost of rental revenues	21,675	—	—	—	—	21,675
Cost of parts and service	1,799	—	—	—	—	1,799
Total cost of revenues	49,198	—	—	—	—	49,198
Gross profit	50,462	—	—	—	—	50,462
Other operating expenses
Selling, general and administrative expenses	23,387	—	—	—	—	23,387
Other depreciation and amortization	2,594	—	—	—	—	2,594
Total other operating expenses	25,981	—	—	—	—	25,981
Income from operations	24,481	—	—	—	—	24,481
Other expenses
Interest expense	10,846	—	—	—	—	10,846
Adjustment to tax receivable agreement	—	—	—	262	—	262
Loss on interest rate swap	1,828	—	—	—	—	1,828
Total other expenses	12,674	—	—	262	—	12,936
Income (loss) before income taxes	11,807	—	—	(262)	—	11,545
Equity earnings in subsidiaries	—	11,757	11,757	4,438	(27,952)	—
Provision for income taxes	(50)	—	—	(1,556)	—	(1,606)
Net income	11,757	11,757	11,757	2,620	(27,952)	9,939
Less: net income attributable to non-controlling interest	—	—	7,319	—	—	7,319
Net income attributable to Neff Corporation	$11,757	$11,757	$4,438	$2,620	$(27,952)	$2,620

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$179,877	$—	$—	$—	$—	$179,877
Equipment sales	13,501	—	—	—	—	13,501
Parts and service	6,624	—	—	—	—	6,624
Total revenues	200,002	—	—	—	—	200,002
Cost of revenues
Cost of equipment sold	8,946	—	—	—	—	8,946
Depreciation of rental equipment	44,945	—	—	—	—	44,945
Cost of rental revenues	45,078	—	—	—	—	45,078
Cost of parts and service	3,813	—	—	—	—	3,813
Total cost of revenues	102,782	—	—	—	—	102,782
Gross profit	97,220	—	—	—	—	97,220
Other operating expenses
Selling, general and administrative expenses	48,594	—	—	—	—	48,594
Other depreciation and amortization	4,457	—	—	—	—	4,457
Total other operating expenses	53,051	—	—	—	—	53,051
Income from operations	44,169	—	—	—	—	44,169
Other expenses
Interest expense	22,173	—	—	—	—	22,173
Adjustment to tax receivable agreement	—	—	—	116	—	116
Loss on interest rate swap	212	—	—	—	—	212
Total other expenses	22,385	—	—	116	—	22,501
Income (loss) before income taxes	21,784	—	—	(116)	—	21,668
Equity earnings in subsidiaries	—	21,673	21,673	8,076	(51,422)	—
Provision for income taxes	(111)	—	—	(2,984)	—	(3,095)
Net income	21,673	21,673	21,673	4,976	(51,422)	18,573
Less: net income attributable to non-controlling interest	—	—	13,597	—	—	13,597
Net income attributable to Neff Corporation	$21,673	$21,673	$8,076	$4,976	$(51,422)	$4,976

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Revenues
Rental revenues	$172,651	$—	$—	$—	$—	$172,651
Equipment sales	10,043	—	—	—	—	10,043
Parts and service	6,550	—	—	—	—	6,550
Total revenues	189,244	—	—	—	—	189,244
Cost of revenues
Cost of equipment sold	6,074	—	—	—	—	6,074
Depreciation of rental equipment	44,926	—	—	—	—	44,926
Cost of rental revenues	41,608	—	—	—	—	41,608
Cost of parts and service	3,604	—	—	—	—	3,604
Total cost of revenues	96,212	—	—	—	—	96,212
Gross profit	93,032	—	—	—	—	93,032
Other operating expenses
Selling, general and administrative expenses	47,909	—	—	—	—	47,909
Other depreciation and amortization	5,335	—	—	—	—	5,335
Total other operating expenses	53,244	—	—	—	—	53,244
Income from operations	39,788	—	—	—	—	39,788
Other expenses
Interest expense	21,890	—	—	—	—	21,890
Adjustment to tax receivable agreement	—	—	—	676	—	676
Loss on interest rate swap	6,482	—	—	—	—	6,482
Total other expenses	28,372	—	—	676	—	29,048
Income (loss) before income taxes	11,416	—	—	(676)	—	10,740
Equity earnings in subsidiaries	—	11,366	11,366	4,316	(27,048)	—
Provision for income taxes	(50)	—	—	(1,172)	—	(1,222)
Net income	11,366	11,366	11,366	2,468	(27,048)	9,518
Less: net income attributable to non-controlling interest	—	—	7,050	—	—	7,050
Net income attributable to Neff Corporation	$11,366	$11,366	$4,316	$2,468	$(27,048)	$2,468

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$21,673	$21,673	$21,673	$4,976	$(51,422)	$18,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,963	—	—	—	—	48,963
Amortization of debt issue costs	834	—	—	—	—	834
Amortization of intangible assets	439	—	—	—	—	439
Amortization of original issue discount	176	—	—	—	—	176
Gain on sale of equipment	(4,555)	—	—	—	—	(4,555)
Provision for bad debt	429	—	—	—	—	429
Equity-based compensation	1,399	—	—	—	—	1,399
Deferred income taxes	—	—	—	2,984	—	2,984
Adjustment to tax receivable agreement	—	—	—	116	—	116
Unrealized gain on interest rate swap	(286)	—	—	—	—	(286)
Equity earnings in subsidiaries	—	(21,673)	(21,673)	(8,076)	51,422	—
Changes in operating assets and liabilities:
Accounts receivable	1,062	—	—	—	—	1,062
Inventories, prepaid expenses and other assets	(1,278)	—	—	—	—	(1,278)
Accounts payable	931	—	—	—	—	931
Accrued expenses and other liabilities	(1,537)	—	—	—	—	(1,537)
Net cash provided by operating activities	68,250	—	—	—	—	68,250
Cash Flows from Investing Activities
Purchases of rental equipment	(62,496)	—	—	—	—	(62,496)
Proceeds from sale of equipment	13,501	—	—	—	—	13,501
Purchases of property and equipment	(7,141)	—	—	—	—	(7,141)
Net cash used in investing activities	(56,136)	—	—	—	—	(56,136)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(69,894)	—	—	—	—	(69,894)
Borrowings under revolving credit facility	69,594	—	—	—	—	69,594
Proceeds from option exercises	—	—	—	17	—	17
Payment of withholding taxes for option exercises	—	—	—	(52)	—	(52)
Distributions to member	(44)	—	—	—	—	(44)
Second Lien Loan prepayment	(11,830)	—	—	—	—	(11,830)
Intercompany	(35)	—	—	35	—	—
Net cash used in financing activities	(12,209)	—	—	—	—	(12,209)
Net decrease in cash and cash equivalents	(95)	—	—	—	—	(95)
Cash and cash equivalents, beginning of period	900	—	—	—	—	900
Cash and cash equivalents, end of period	$805	$—	$—	$—	$—	$805

NEFF CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Neff Rental LLC	Neff LLC	Neff Holdings LLC	Neff Corporation Stand Alone	Eliminations	Neff Corporation
Cash Flows from Operating Activities
Net income	$11,366	$11,366	$11,366	$2,468	$(27,048)	$9,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,726	—	—	—	—	49,726
Amortization of debt issue costs	765	—	—	—	—	765
Amortization of intangible assets	535	—	—	—	—	535
Amortization of original issue discount	147	—	—	—	—	147
Gain on sale of equipment	(3,969)	—	—	—	—	(3,969)
Provision for bad debt	862	—	—	—	—	862
Equity-based compensation	1,098	—	—	—	—	1,098
Deferred income taxes	50	—	—	1,172	—	1,222
Adjustment to tax receivable agreement	—	—	—	676	—	676
Unrealized loss on interest rate swap	6,183	—	—	—	—	6,183
Equity earnings in subsidiaries	—	(11,366)	(11,366)	(4,316)	27,048	—
Changes in operating assets and liabilities:
Accounts receivable	7,472	—	—	—	—	7,472
Inventories, prepaid expenses and other assets	(1,267)	—	—	—	—	(1,267)
Accounts payable	(324)	—	—	—	—	(324)
Accrued expenses and other liabilities	882	—	—	—	—	882
Net cash provided by operating activities	73,526	—	—	—	—	73,526
Cash Flows from Investing Activities
Purchases of rental equipment	(76,557)	—	—	—	—	(76,557)
Proceeds from sale of equipment	10,043	—	—	—	—	10,043
Purchases of property and equipment	(8,648)	—	—	—	—	(8,648)
Net cash used in investing activities	(75,162)	—	—	—	—	(75,162)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(66,400)	—	—	—	—	(66,400)
Borrowings under revolving credit facility	82,500	—	—	—	—	82,500
Debt issue costs	(1,570)	—	—	—	—	(1,570)
Common stock repurchases	—	—	—	(9,433)	—	(9,433)
Common unit sales/repurchases	(9,433)	—	—	9,433	—	—
Second Lien Loan prepayment	(3,349)	—	—	—	—	(3,349)
Distribution to member	(138)	—	—	—	—	(138)
Intercompany	2	—	—	(2)	—	—
Net cash provided by (used in) financing activities	1,612	—	—	(2)	—	1,610
Net (decrease) increase in cash and cash equivalents	(24)	—	—	(2)	—	(26)
Cash and cash equivalents, beginning of period	287	—	—	2	—	289
Cash and cash equivalents, end of period	$263	$—	$—	$—	$—	$263

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our expected tax rate and benefits and estimated amounts payable pursuant to the Tax Receivable Agreement, liquidity, expected capital expenditures, anticipated future indebtedness or financings and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" set forth in our 2016 10-K for the year ended December 31, 2016 as supplemented by the risks and uncertainties described in "Risk Factors" set forth in this quarterly report on From 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Financial Highlights
For the past several years, we have executed a strategy focused on improving the profitability of our core rental business through revenue growth, a focus on operating leverage and margin expansion. In particular, we have focused on maximizing returns from improving construction activity in the markets we operate in by increasing rental revenues and by increasing the amount of rental equipment in our existing network of 69 branch locations. Our net income increased to $18.6 million for the six months ended June 30, 2017. Our Adjusted EBITDA (as defined below) increased 4.5% to $96.1 million for the six months ended June 30, 2017 as compared to the prior year.

"EBITDA" is defined as net income plus interest expense, provision for income taxes, depreciation of rental equipment and other depreciation and amortization. "Adjusted EBITDA" is defined as EBITDA further adjusted to give effect to other items that we do not consider to be indicative of our ongoing operations, including for the periods presented rental split expense, equity-based compensation, adjustment to tax receivable agreement and loss on interest rate swap. EBITDA and Adjusted EBITDA are not measures of performance in accordance with US GAAP and should not be considered as an alternative to net income or operating cash flows determined in accordance with US GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of cash flow for management's discretionary use, as they exclude certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this quarterly report on Form 10-Q is appropriate because securities analysts, investors and other interested parties use these non-US GAAP financial measures as important measures of assessing our operating performance across periods on a consistent basis. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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
The following table reconciles EBITDA and Adjusted EBITDA to our net income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$12,336	$9,939	$18,573	$9,518
Interest expense	11,000	10,846	22,173	21,890
Provision for income taxes	2,184	1,606	3,095	1,222
Depreciation of rental equipment	22,795	22,761	44,945	44,926
Other depreciation and amortization	2,286	2,594	4,457	5,335
EBITDA	50,601	47,746	93,243	82,891
Rental split expense(a)	582	398	1,140	845
Equity-based compensation(b)	650	331	1,399	1,098
Adjustment to tax receivable agreement(c)	61	262	116	676
Loss on interest rate swap(d)	587	1,828	212	6,482
Adjusted EBITDA	$52,481	$50,565	$96,110	$91,992

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

Company Structure
Neff Corporation was formed as a Delaware corporation on August 18, 2014. On November 26, 2014, Neff Corporation completed an IPO of 10,476,190 shares of Class A common stock at a public offering price of $15.00 per share. A portion of the gross proceeds received by Neff Corporation from the IPO were used to purchase Common Units in Neff Holdings which was wholly owned by private investment funds managed by Wayzata prior to the IPO. In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under a share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1.7 million shares of Class A common stock for a total cost of $11.8 million, including commissions. As of June 30, 2017, the number of shares of Class A common stock outstanding was 8,892,798.

The historical results of operations discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the consolidated results of the Company.
Neff Corporation, is the sole managing member of Neff Holdings and owns Common Units of Neff Holdings representing a 37.3% equity interest in Neff Holdings, as of June 30, 2017. As the sole managing member of Neff Holdings, we control its business and affairs and, therefore, we consolidate its financial results with ours.

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

Key Performance Measures
From time to time, we use certain key performance measures in evaluating our business and results of operations and we may refer to one or more of these key performance measures in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These key performance measures, in addition to Adjusted EBITDA, include:

•
OEC—we present OEC, defined as the first cost of acquiring the equipment ("OEC"), or in the case of used equipment purchases and rental splits, an estimate of the first cost that would have been paid to acquire the equipment if it had been purchased new in its year of manufacture.

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
Recent Developments

On July 14, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with H&E Equipment Services, Inc. (“H&E”) and  Yellow Iron Merger Co, a wholly-owned subsidiary of H&E (the “Merger Sub”) pursuant to which the Merger Sub will be merged with and into Neff Corporation with Neff Corporation continuing as the surviving corporation and as a wholly-owned subsidiary of H&E (the “Merger”). Under the terms of the Merger Agreement, which has been unanimously approved by our board of directors and the board of directors of H&E, H&E will pay $21.07 in cash per share of our Class A Common Stock, for a total enterprise value of approximately $1.2 billion, including approximately $690 million of net debt. The per share merger consideration payable to our stockholders is subject to certain downward adjustments, not to exceed $0.44 per share, in the event that H&E incurs certain increased financing costs due to the transaction not being consummated on or prior to January 14, 2018. Holders of vested stock options to purchase shares of Class A Common Stock shall receive an amount of cash equal to the product of the merger consideration minus the per share exercise price multiplied by the number of shares of Class A Common Stock subject to such stock option. Holders of vested restricted stock unit awards shall receive an amount of cash equal to the product of the merger consideration multiplied by the number of shares of Class A Common Stock with respect to which such restricted stock unit award was vested. Holders of unvested stock options shall receive a substitute stock option to purchase H&E common stock as set forth in the Merger Agreement. Holders of unvested restricted stock unit awards shall receive time-vesting restricted stock unit awards of H&E common stock as set forth in the Merger Agreement.

The Merger is subject to a go-shop period that will expire on 11:59 p.m. on August 20, 2017 during which we have the right to solicit, encourage or facilitate any inquiry or the making of any alternative acquisition proposal. The Merger is expected to close in the late third quarter or early fourth quarter of 2017, and is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"). The Merger Agreement contains certain customary termination rights, including that each of H&E and Neff Corporation has the right to terminate the Merger Agreement after January 14, 2018 if the Merger has not been consummated provided that if all of the conditions to closing have been satisfied other than having obtained HSR clearance, each of H&A and Neff Corporation may extend such outside date to April 10, 2018. In the event that we terminate the Merger Agreement in accordance with the go-shop provision described above to enter into a definitive agreement for a superior proposal, we will be required to pay H&E a cash termination fee in the amount of $13,165,000. In the event that we terminate the Merger Agreement under certain other specified circumstances, we will be required to pay H&E a cash termination fee in the amount of $18,430,000.

In connection with the transaction, Wayzata Opportunities Fund II, L.P. and Wayzata Opportunities Fund Offshore II, L.P. (collectively, the “Key Holders”), the beneficial owners of 14,951,625 shares of the Class B Common Stock, entered into a support agreement with H&E pursuant to which the Key Holders agreed to vote all of their shares of Company common stock against any action or agreement that is intended to prevent, interfere with, impair or delay the Merger but they are permitted to engage in go-shop activities to the extent those activities are permitted by us under the agreement. Additionally, the Key Holders entered into an exchange and termination agreement with Neff Corporation, H&E and Neff Holdings and the holders of options convertible into LLC units of Neff Holdings entered into an exchange and termination agreement with Neff Corporation, H&E, Neff Holdings and the management representative (as defined in the exchange and termination agreement) pursuant to which the Tax Receivable Agreement will be terminated immediately prior to the effective time of the Merger without any payment by us. Pursuant to the exchange and termination agreements, immediately prior to the effective time of the Merger, the Key Holders will receive shares of Class A Common Stock in exchange for the number of LLC units of Neff Holdings they own on a one-for-one basis and their shares of Class B Common Stock will be cancelled, and the holders of options convertible into LLC units of Neff Holdings will have their LLC options converted on a cashless basis into LLC units and the LLC units will be exchanged for shares of Class A Common Stock on a one-for-one basis.

On July 14, 2017, the Key Holders representing 62.7% of our outstanding common stock at such time executed a written consent adopting the Merger Agreement and approving the Merger. The written consent will terminate in the event that the support agreement is terminated in accordance with its terms. No further approval of our stockholders is required to adopt the Merger Agreement or approve the Merger. On July 25, 2017, we filed with the Securities and Exchange Commission a preliminary information statement describing the Merger Agreement and Merger transaction. When completed, a final information statement will be mailed to our stockholders.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table illustrates our operating activity for the three months ended June 30, 2017 and the three months ended June 30, 2016.

	Three Months Ended June 30,
	2017	2016	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$94,379	$91,474	3.2
Equipment sales	6,306	4,941	27.6
Parts and service	3,440	3,245	6.0
Total revenues	104,125	99,660	4.5
Cost of revenues
Cost of equipment sold	3,993	2,963	34.8
Depreciation of rental equipment	22,795	22,761	0.1
Cost of rental revenues	22,815	21,675	5.3
Cost of parts and service	2,016	1,799	12.1
Total cost of revenues	51,619	49,198	4.9
Gross profit	52,506	50,462	4.1
Other operating expenses
Selling, general and administrative expenses	24,052	23,387	2.8
Other depreciation and amortization	2,286	2,594	(11.9)
Total other operating expenses	26,338	25,981	1.4
Income from operations	26,168	24,481	6.9
Other expenses
Interest expense	11,000	10,846	1.4
Adjustment to tax receivable agreement	61	262	(76.7)
Loss on interest rate swap	587	1,828	(67.9)
Total other expenses	11,648	12,936	(10.0)
Income before income taxes	14,520	11,545	25.8
Provision for income taxes	(2,184)	(1,606)	36.0
Net income	12,336	9,939	24.1
Less: net income attributable to non-controlling interest	9,086	7,319	24.1
Net income attributable to Neff Corporation	$3,250	$2,620	24.0
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the three months ended June 30, 2017 increased 4.5% to $104.1 million from $99.7 million for the three months ended June 30, 2016. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the three months ended June 30, 2017 increased 3.2% to $94.4 million from $91.5 million for the three months ended June 30, 2016. The increase in rental revenues was due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in rental rates. This increase in rental revenues was partially offset by a decrease in time utilization. We estimate that our rental rates increased 1.5%, as compared to the three months ended June 30, 2016. For the three months ended June 30, 2017, the average OEC of our rental fleet increased by 5.0% to $857.7 million from $816.7 million for the three months ended June 30, 2016, as a result of capital expenditures. Time utilization for the three months ended June 30, 2017 decreased to 66.6% from 68.0% for the three months ended June 30, 2016.

Equipment Sales.     Equipment sales for the three months ended June 30, 2017 increased 27.6% to $6.3 million from $4.9 million for the three months ended June 30, 2016. The increase in equipment sales revenues was primarily due to increased volume of sales of used equipment.
Parts and Service.     Revenues from the sales of parts and service increased by 6.0% to $3.4 million for the three months ended June 30, 2017 from $3.2 million for the three months ended June 30, 2016.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment increased 34.8% to $4.0 million for the three months ended June 30, 2017 from $3.0 million for the three months ended June 30, 2016. The increase in costs associated with the sale of rental equipment was due primarily to the increase in equipment sales for the three months ended June 30, 2017. This increase was partially offset by an decrease in used equipment sales gross profit. Gross profit margin on used equipment sales for the three months ended June 30, 2017 decreased to 36.7% from 40.0% for the three months ended June 30, 2016, primarily as a result of the mix of equipment sold.
Depreciation of Rental Equipment.    Depreciation of rental equipment remained relatively consistent at $22.8 million. As a percentage of rental revenues, depreciation of rental equipment was 24.2% for the three months ended June 30, 2017 and was 24.9% for the three months ended June 30, 2016.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 5.3% to $22.8 million for the three months ended June 30, 2017 from $21.7 million for the three months ended June 30, 2016. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses, repair costs, fuel and rental split expenses. As a percentage of rental revenues, cost of rental revenues increased to 24.2% for the three months ended June 30, 2017 from 23.7% for the three months ended June 30, 2016.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues increased 12.1% to $2.0 million for the three months ended June 30, 2017 from $1.8 million for the three months ended June 30, 2016. The increase was due to increases in parts, repair and fuel billed to our customers.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 30, 2017 increased $0.7 million, or 2.8%, to $24.1 million from $23.4 million for the three months ended June 30, 2016. The net increase in selling, general and administrative expenses was primarily due to employee salaries, benefits and related employee expenses. As a percentage of total revenues, selling, general and administrative expenses decreased to 23.1% for the three months ended June 30, 2017 from 23.5% for the three months ended June 30, 2016.
Other Depreciation and Amortization.    Other depreciation and amortization expense decreased 11.9% to $2.3 million for the three months ended June 30, 2017 from $2.6 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the three months ended June 30, 2017 increased 1.4% to $11.0 million from $10.8 million for the three months ended June 30, 2016. The increase in interest expense was primarily due to increases in the weighted average interest rates on our Revolving Credit Facility and Second Lien Loan.

Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the three months ended June 30, 2017 was a $0.1 million increase to the liability primarily due to changes in estimated future payments. The Adjustment to Tax Receivable Agreement for the three months ended June 30, 2016 was a $0.3 million increase in the liability due to changes in estimated future payments.

Loss on Interest Rate Swap. Loss on interest rate swap for the three months ended June 30, 2017 was $0.6 million and included $0.3 million of unrealized losses on the Interest Rate Swap related to the change in fair value and $0.3 million of settlement payments made. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statement of operations. There was a loss on the Interest Rate Swap of $1.8 million for the three months ended June 30, 2016. The loss consisted of $1.6 million of unrealized losses on the Interest Rate Swap related to the change in fair value together with $0.2 million in losses for the settlement payments made.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table illustrates our operating activity for the six months ended June 30, 2017 and the six months ended June 30, 2016.

	Six Months Ended June 30,
	2017	2016	% Change
	(in thousands of dollars)
Revenues
Rental revenues	$179,877	$172,651	4.2
Equipment sales	13,501	10,043	34.4
Parts and service	6,624	6,550	1.1
Total revenues	200,002	189,244	5.7
Cost of revenues
Cost of equipment sold	8,946	6,074	47.3
Depreciation of rental equipment	44,945	44,926	—
Cost of rental revenues	45,078	41,608	8.3
Cost of parts and service	3,813	3,604	5.8
Total cost of revenues	102,782	96,212	6.8
Gross profit	97,220	93,032	4.5
Other operating expenses
Selling, general and administrative expenses	48,594	47,909	1.4
Other depreciation and amortization	4,457	5,335	(16.5)
Total other operating expenses	53,051	53,244	(0.4)
Income from operations	44,169	39,788	11.0
Other expenses
Interest expense	22,173	21,890	1.3
Adjustment to tax receivable agreement	116	676	(82.8)
Loss on interest rate swap	212	6,482	(96.7)
Total other expenses	22,501	29,048	(22.5)
Income before income taxes	21,668	10,740	nm
Provision for income taxes	(3,095)	(1,222)	nm
Net income	18,573	9,518	95.1
Less: net income attributable to non-controlling interest	13,597	7,050	92.9
Net income attributable to Neff Corporation	$4,976	$2,468	nm
______________________________
"nm"—means not meaningful

Total Revenues.    Total revenues for the six months ended June 30, 2017 increased 5.7% to $200.0 million from $189.2 million for the six months ended June 30, 2016. The components of our revenues are rental revenues, equipment sales and parts and service, and the changes between periods in each of these components are discussed below.

Rental Revenues.     Rental revenues for the six months ended June 30, 2017 increased 4.2% to $179.9 million from $172.7 million for the six months ended June 30, 2016. The increase in rental revenues was primarily due to an increase in the amount of equipment on rent as a result of an increase in the size of our rental fleet and an increase in rental rates. This increase in rental revenues was offset by a decrease in time utilization . We estimate that our rental rates increased 1.3%, as compared to the six months ended June 30, 2016. For the six months ended June 30, 2017, the average OEC of our rental fleet increased by 6.0% to $845.1 million from $797.4 million for the six months ended June 30, 2016, as a result of increased capital expenditures. Time utilization for the six months ended June 30, 2017 decreased to 64.8% from 66.6% for the six months ended June 30, 2016.

Equipment Sales.     Equipment sales for the six months ended June 30, 2017 increased 34.4% to $13.5 million from $10.0 million for the six months ended June 30, 2016. The increase in equipment sales revenues was primarily due to increased sales volume of used equipment.
Parts and Service.     Revenues from the sales of parts and service for the six months ended June 30, 2017 increased slightly to $6.6 million. The increase in these revenues for the six months ended June 30, 2017 was primarily due to increased parts, repair and fuel costs billed to our customers.
Cost of Equipment Sold.    Costs associated with the sale of rental equipment increased 47.3% to $8.9 million for the six months ended June 30, 2017 from $6.1 million for the six months ended June 30, 2016. The increase in costs associated with the sale of rental equipment was due primarily to the increase in equipment sales. This increase was partially offset by a decrease in used equipment sales gross profit. Gross profit margin on used equipment sales for the six months ended June 30, 2017 decreased to 33.7% from 39.5% for the six months ended June 30, 2016, primarily as a result of the mix of equipment sold.
Depreciation of Rental Equipment.    Depreciation of rental equipment remained relatively consistent at $44.9 million. As a percentage of rental revenues, depreciation of rental equipment was 25.0% for the six months ended June 30, 2017 and was 26.0% for the six months ended June 30, 2016.
Cost of Rental Revenues.    Costs associated with our rental revenues increased 8.3% to $45.1 million for the six months ended June 30, 2017 from $41.6 million for the six months ended June 30, 2016. The increase in cost of rental revenues was primarily a result of increased payroll and payroll related expenses, repair costs, fuel and rental split expenses. As a percentage of rental revenues, cost of rental revenues increased to 25.1% for the six months ended June 30, 2017 from 24.1% for the six months ended June 30, 2016.
Cost of Parts and Service.    Costs associated with generating our parts and service revenues increased 5.8% to $3.8 million for the six months ended June 30, 2017 from $3.6 million for the six months ended June 30, 2016. The increase was due to increased in parts, repair and fuel billed to our customers.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 30, 2017 increased 1.4% to $48.6 million for the six months ended June 30, 2017 from $47.9 million for the six months ended June 30, 2016. Employee salaries, benefits and related employee expenses increased $1.2 million primarily as a result of higher headcount, salaries and payroll taxes. This increase was partially offset by a decrease in bad debt expenses and professional fees. As a percentage of total revenues, selling, general and administrative expenses decreased to 24.3% for the six months ended June 30, 2017 from 25.3% for the six months ended June 30, 2016.
Other Depreciation and Amortization.    Other depreciation and amortization expense decreased 16.5% to $4.5 million for the six months ended June 30, 2017 from $5.3 million for the six months ended June 30, 2016. The decrease was primarily due to a decrease in depreciation expense for property and equipment.
Interest Expense.    Interest expense for the six months ended June 30, 2017 increased 1.3% to $22.2 million from $21.9 million for the six months ended June 30, 2016. The increase in interest expense was primarily due to increases in the weighted average interest rates on our Revolving Credit Facility and Second Lien Loan.
Adjustment to Tax Receivable Agreement. Adjustment to Tax Receivable Agreement for the six months ended June 30, 2017 consisted of a $0.1 million increase to the liability primarily due to changes in estimated future payments. The Adjustment to Tax Receivable Agreement for the six months ended June 30, 2016 was a $0.7 million increase in the liability due to changes in estimated future payments.
Loss on Interest Rate Swap. Loss on interest rate swap for the six months ended June 30, 2017 was $0.2 million and included $0.3 million of unrealized gains on the Interest Rate Swap related to the change in fair value and $0.5 million of settlement payments made. The Interest Rate Swap is not accounted for as a hedge and changes in fair value are included directly in the unaudited condensed consolidated statements of operations. There was a loss on Interest Rate Swap of $6.5 million for the six months ended June 30, 2016. The loss consisted of $6.2 million of unrealized losses on Interest Rate Swap related to the change in fair value and $0.3 million of settlement payments made.

Liquidity and Capital Resources
Overview
Our principal needs for liquidity historically have been for the purchase of rental fleet, other capital expenditures, including delivery vehicles, funding startup costs for new branch locations and debt service. These will be our principal liquidity needs going forward, in addition to potential payments under the Tax Receivable Agreement and any share repurchases we make in the future under our share repurchase program.
Our largest use of liquidity has been and will continue to be for the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the six months ended June 30, 2017 and 2016, our net rental fleet capital expenditures totaled approximately $49.0 million and $66.5 million, respectively. We have historically financed these net additions to our rental fleet using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
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
For the six months ended June 30, 2017 and 2016, our net purchases of property and equipment totaled approximately $7.1 million and $8.6 million, respectively. We have historically financed these net other non-rental capital expenditures using cash flow from operations and borrowings under our Revolving Credit Facility and we expect that to continue in the future.
In November 2015, the Company's board of directors authorized a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock. Under the share repurchase program, the Company may acquire up to $25 million of shares of Class A common stock in open market and privately negotiated purchases from time to time, dependent upon market conditions. Since the authorization of the share repurchase program, the Company has purchased 1.7 million shares of Class A common stock for a total cost of $11.8 million, including commissions. During the six months ended June 30, 2017, the Company did not repurchase any shares of Class A common stock.
We may use liquidity going forward to make payments under the Tax Receivable Agreement. For the six months ended June 30, 2017, we did not make any payments under the Tax Receivable Agreement. We expect any eventual payments under the Tax Receivable Agreement could vary depending on a number of factors (see Tax Receivable Agreement under the Company Structure and Effects of the Organizational Transactions in the "Management's Discussions and Analysis of Financial Condition and Results of Operations").

As of December 31, 2016, our total leverage ratio was 3.60 to 1.00. Under the terms of the Second Lien Loan, if the total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00 at the end of each fiscal year, we must make a mandatory prepayment equal to 25% of our excess cash flow. A mandatory prepayment of $11.8 million was made during March 2017 for the year ended December 31, 2016. A mandatory prepayment of $3.3 million was made during March 2016 for the year ended December 31, 2015. The Company will determine whether any mandatory prepayments need to be made for the fiscal year ending December 31, 2017, after year end. Other than mandatory prepayments under the terms of our Second Lien Loan as of June 30, 2017, we are not required to make principal payments prior to the stated maturity of June 9, 2021. We expect to satisfy our debt service going forward, which will consist primarily of interest payments and mandatory prepayments under the current terms of the Second Lien Loan, out of cash flow from operations.
As of June 30, 2017, our principal sources of liquidity consisted of $68.3 million of cash generated from operations, $0.8 million of cash and cash equivalents and availability of $244.8 million under our Revolving Credit Facility (subject to customary borrowing conditions). We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months; however, there can be no assurance that this will be the case. The borrowing capacity under our Revolving Credit Facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan. We were in compliance with the covenants under our Revolving Credit Facility and Second Lien Loan as of June 30, 2017.

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

Cash Flows for the Six Months Ended June 30, 2017 and 2016

Net cash provided by operating activities was $68.3 million as compared to $73.5 million for the six months ended June 30, 2016. Net income of $18.6 million when adjusted by various non-cash items, such as depreciation of $49.0 million, the gain on sale of equipment of $4.6 million, unrealized gain on interest rate swap of $0.3 million, resulted in net cash provided by operating activities of $68.3 million.
Net cash used in investing activities was $56.1 million for the six months ended June 30, 2017 as compared to $75.2 million for the six months ended June 30, 2016. Cash used for the purchase of rental equipment was $62.5 million for the six months ended June 30, 2017, compared to $76.6 million for the six months ended June 30, 2016. We received $13.5 million in cash proceeds from the sale of equipment for the six months ended June 30, 2017 compared to $10.0 million for the six months ended June 30, 2016.
Net cash used in financing activities was $12.2 million for the six months ended June 30, 2017, compared to $1.6 million provided by financing activities for the six months ended June 30, 2016. The decrease in cash from financing activities was primarily due to an increase in the Second Lien Loan prepayment compared to the prepayment made in the prior year as well as net repayments made to the Revolving Credit Facility compared to net borrowings in prior year.

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
The Revolving Credit Facility provides $475.0 million in commitments for revolving borrowings, including a $30.0 million sublimit for the issuance of letters of credit, and a $42.5 million sublimit for swing-line loans, subject to certain availability conditions. The aggregate amount of all borrowings available to us under the Revolving Credit Facility is the lesser of the aggregate commitments and the "borrowing base", which is a formula that applies certain advance rates against our eligible accounts receivable and our eligible rental equipment and, as a result of which, could result in us not being able to borrow all of the available commitments at any given time. As of June 30, 2017, the borrowing base under the Revolving Credit Facility was $452.9 million. As of June 30, 2017, we had $226.1 million in borrowings under the Revolving Credit Facility before an offset of $3.5 million. The Revolving Credit Facility matures on February 25, 2021. Borrowings under the Revolving Credit Facility bear interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus (a) 200 basis points if the average availability for the period is less than $125.0 million, (b) 175 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (c) 150 basis points if the average availability for the period is greater than $225.0 million. The base rate loans bear interest at the sum of (a) (i) 100 basis points if the average availability for the period is less than $125.0 million, (ii) 75 basis points if the average availability for the period is equal to or greater than $125.0 million but less than $225.0 million or (iii) 50 basis points if the average availability for the period is greater than $225.0 million plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The applicable margin for LIBOR loans and base rate loans will be subject to quarterly performance pricing adjustments based on our average availability and our consolidated total leverage ratio under the Revolving Credit Facility for the most recently completed quarter. The Revolving Credit Facility provides for the payment to the lenders of an unused line fee of 0.375% if less than 50% of the daily average unused portion under the Revolving Credit Facility is utilized and 0.250% if 50% or more is utilized. The unused line fee is payable on the daily average unused portion of the commitments under the Revolving Credit Facility (whether or not then available).
Neff Holdings and each of its subsidiaries is a borrower or a credit party under the Revolving Credit Facility. Neff Corporation is not a party to the Revolving Credit Facility. The Revolving Credit Facility is secured by first-priority liens on substantially all of the assets of the borrower and the guarantors. The credit agreement for the Revolving Credit Facility contains customary restrictive covenants applicable to each credit party, including, among others, restrictions on the ability to incur additional indebtedness, create liens, make investments and declare or pay dividends. In addition, the Revolving Credit Facility contains financial covenants, applicable at any time excess availability is less than the greater of $35.0 million and 10% of the aggregate commitments of all lenders, or $47.5 million as of June 30, 2017, which require us to maintain (i) a consolidated total leverage ratio of not more than 4.75 to 1.00 for each fiscal quarter ended during the period from January 1, 2017 through and including December 31, 2017, stepping down to 4.50 to 1.00 for each fiscal quarter ended during the period from January 1, 2018 and thereafter, and (ii) a fixed charge coverage ratio of not less than 1.00 to 1.00, in each case, until such time as excess availability exceeds the threshold described above for a period of at least 30 consecutive days. As of June 30, 2017, we had availability based on our borrowing base as of such date under the Revolving Credit Facility of $244.8 million and were in compliance with the applicable covenants in the Revolving Credit Facility.
Second Lien Loan
Our subsidiary, Neff Rental LLC, incurred the Second Lien Loan under a senior secured credit facility with Credit Suisse AG, as administrative agent and collateral agent, and the other lenders and agents thereto, on June 9, 2014. The credit agreement for the Second Lien Loan provides for (a) a $575.0 million term loan facility, all of which was drawn on June 9, 2014, and (b) an uncommitted incremental term loan facility not to exceed (together with any incremental equivalent debt) $75.0 million plus additional amounts that may be incurred subject to a pro forma total leverage ratio of 5.25:1.00 and certain other customary conditions. The Second Lien Loan matures on June 9, 2021. The Second Lien Loan bears interest, at our option, at either a LIBOR rate or base rate, in each case plus an applicable margin. LIBOR loans bear interest at the LIBOR rate plus 625 basis points and base rate loans bear interest at the sum of (a) 525 basis points plus (b) the greatest of (i) the prime rate, (ii) the federal funds rate plus 50 basis points and (iii) LIBOR plus 100 basis points. The LIBOR rate margin is subject to a "floor" of 100 basis points. We generally elect the LIBOR rate, and given that LIBOR currently is less than 1.00%, our interest rate as of June 30, 2017 under the Second Lien Loan was 7.66% per annum. We must make mandatory prepayments of principal on the Second Lien Loan if our total leverage ratio for any fiscal year, commencing with the fiscal year ending December 31, 2015, exceeds 3.00 to 1.00. These prepayment provisions require us to prepay an amount equal to (i) either 25% of our excess cash flow (if our total leverage ratio is equal to or less than 4.00 to 1.00 but greater than 3.00 to 1.00) or 50% of our excess cash flow (if our total leverage ratio is greater than 4.00 to 1.00) over (ii) the optional prepayment amount for such excess cash flow period. Additionally, we must make mandatory prepayments of principal on the Second Lien Loan if we receive net cash proceeds from asset sales (as defined in the Second Lien Loan) or the issuance or incurrence of indebtedness (except for permitted refinancing debt as defined in the Second Lien Loan). We prepaid $96.0 million of the principal amount of the Second Lien Loan with the net proceeds from the IPO on November 26, 2014 and paid approximately $1.9 million in prepayment premiums in connection with that prepayment. On March 17, 2016, we paid a mandatory prepayment of $3.3 million, equal to 25% of our excess cash flow for the year ended December 31, 2015. On March 13, 2017, we paid a mandatory prepayment of $11.8 million, equal to 25% of our excess cash flow for the year ended December 31, 2016. As of June 30, 2017, the balance outstanding on the Second Lien Loan was $457.6 million, net of unamortized original issue discount of $4.6 million and unamortized discount of $1.6 million.
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
Certain Information Concerning Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2017, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
In the normal course of our business activities, we lease real estate for our headquarters and branch locations and we may from time to time lease rental equipment and non-rental equipment under operating leases. See "—Contractual and Commercial Commitments."
Contractual and Commercial Commitments
There have been no material changes from the information included in our 2016 10-K for the year ended December 31, 2016 regarding contractual and commercial commitments.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility and Second Lien Loan. All outstanding indebtedness under the Revolving Credit Facility and Second Lien Loan (subject to LIBOR floor) bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility and Second Lien Loan would result in a change of $0.6 million and $1.2 million, respectively, to our interest expense on an annual basis based on borrowings outstanding as of June 30, 2017.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

Item 1A of Part I of our 2016 Form 10-K for the year ended December 31, 2016 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. The information below updates and supplements, and should be read in conjunction with, the risk factors in our 2016 Form 10-K

Risks Related to the Merger

There can be no assurance that the proposed Merger with H&E will be consummated. The announcement and pendency of the Merger, or the failure of the Merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

On July 14, 2017, we entered into the Merger Agreement with H&E and Merger Sub pursuant to which H&E will acquire Neff Corporation. The Merger is subject to a number of conditions to closing, including (i) no temporary restraining order, preliminary or permanent injunction or other law or order shall have been issued (and remain in effect) by a court or other governmental entity having the effect of making the Merger illegal, enjoining or otherwise prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement, and (ii) the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If any of these closing conditions or the other closing conditions are not met or waived, we will not be able to complete the Merger. As a result, there can be no assurance that the Merger will be completed in a timely manner or at all.

Further, the announcement and pendency of the Merger could disrupt our businesses, in any of the following ways, among others:

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;

•	the attention of our management may be directed toward the completion of the Merger and transaction-related considerations and may be diverted from our day-to-day business operations; and

•	customers, suppliers or others may seek to modify or terminate their business relationships with us.

We may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement.

For the foregoing reasons, there can be no assurance that the announcement and pendency of the Merger, or the failure of the Merger to be consummated, will not have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on our future results of operations or financial condition.

The Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee, if it does.

The Merger Agreement provides us with a go-shop period that will expire on 11:59 p.m. on August 20, 2017 during which we have the right to solicit, encourage or facilitate any inquiry or the making of any alternative acquisition proposal. In the event that the Company terminates the Merger Agreement in accordance with the go-shop provision to enter into a definitive agreement for a superior proposal, we will be required to pay H&E a cash termination fee in the amount of $13,165,000. In the event that we terminate the Merger Agreement under certain other specified circumstances, we will be required to pay H&E a cash termination fee in the amount of $18,430,000.

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

NEFF CORPORATION
Date:	August 3, 2017	By:	/s/ Graham Hood
Graham Hood Chief Executive Officer and Director (Principal Executive Officer)
Date:	August 3, 2017	By:	/s/ Mark Irion
Mark Irion Chief Financial Officer